Form 10KSB
period 2000-12-31
GO RACHELS COM CORP
filed 2001-04-02
CIK 1107508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31317

                              GO-RACHELS.COM CORP.
                 (Name of small business issuer in its Charter)

                  Minnesota                              41-1766701
                  ---------                              ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

            8120 Penn Avenue South, Suite 140, Bloomington, MN 55431
               (Address of principal executive offices, Zip Code)

                                 (952) 884-2305
                (Issuer's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

         Title of each class                Name of exchange on which registered
                None                                        None

Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

         [X] Yes     [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $17,250,432

The aggregate market value of the voting stock held by non-affiliates of the Company at March 23, 2001 was $5,504,579, assuming that all directors are affiliates, and the following officers are affiliates: Leo Short, Kent Hammond, and Curtis Russell.

The Registrant had 9,404,863 shares of Common Stock, $.01 par value outstanding as of March 23, 2001.

Transitional Small Business Disclosure Format (Check one)  [ ] Yes   [X] No

                             Introductory Statement

This Annual Report on Form 10-KSB contains forward-looking statements, which reflect the Company's views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "intend," "estimate," and other expressions which indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: competition in the snack food business products, the Company's vendor relationships, and the Company's ability to obtain additional equity or debt financing on acceptable terms in order to continue operations and to retire debt incurred by the Company.

                                     PART I

Item 1. Description of Business

Substantial Doubt About Our Viability as a Going Concern

The viability of GO-RACHELS.COM CORP. (the "Company") as a going concern is uncertain. The Company incurred net losses of $1,893,215 and $1,939,225 in 1999 and 2000, respectively, and as of December 31, 2000, has an accumulated deficit of $13,221,263.

The Company also has a material uncertainty regarding a stockholder dispute and is subject to several outstanding judgments (see "Legal Proceedings").

These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient operating cash flows and obtain additional financing or refinancing to meet its obligations (see "Management's Discussion and Analysis or Plan of Operation").

General Business Development

RLD Enterprises was incorporated under the laws of the State of Minnesota on April 11, 1991. In 1995, RLD Enterprises acquired Rolar, Incorporated, a potato chip manufacturing company in Menomonie, Wisconsin, as a wholly owned subsidiary and launched the "Rachel's" line of gourmet potato chips. On October 31, 1997, Rolar, Incorporated changed its name to Rachel's Gourmet Snacks, Inc.

On June 30, 1997, RLD Enterprises acquired Triple-C-Inc., a Canadian corporation with $16,000,000 in revenues, as a wholly owned subsidiary. Triple-C-Inc. is a 40 year old company based in Hamilton, Ontario that distributes name brand confectionery products throughout Canada. The acquisition price totaled $3,508,774 and consisted of 640,000 shares of the Company's common stock valued at $1,811,200, cash of $1,360,755 (including $177,705 in acquisition costs), and 12% notes payable totaling $274,356. In connection with the transaction, the Company issued to Don Siemens as a "finder's fee" a warrant to purchase 100,000 shares of common stock of the Company at $3.00 per share (which was included in the total acquisition price at a value of $62,463). The warrant issued to Mr. Siemens expires on June 30, 2002. The holders of the shares of the common stock issued in connection with the acquisition had the right to require the Company to purchase all or any part of 608,000 of those shares held by the holders on any of the following dates at the share price stated:

                  Exercise Date              Price
                  April 1, 1999              $3.174
                  July 1, 1999               $3.127
                  October 1, 1999            $3.221

On October 1, 1999, the option of these holders to require the Company to purchase their shares expired without the delivery of the prescribed notice of exercise by the holders. Notwithstanding the expiration of this option, the holders have asserted a claim that the Company must purchase their stock in the Company, which assertion the Company disputes (see "Legal Proceedings" ).

Square-Knot, Inc. was incorporated under the laws of the State of Minnesota on June 11, 1996, and on October 31, 1997 acquired, as a wholly owned subsidiary, RLD Enterprises, Inc. Square-Knot, Inc. changed its name on October 31, 1997 to RLD Enterprises, Inc., and RLD Enterprises, Inc. changed its name effective October 31, 1997 to Rachel's Gourmet Snacks, Inc. The officers and board of directors of Rachel's Gourmet Snacks, Inc. were elected as the officers and board of directors of RLD Enterprises, Inc. In addition, the Amended Articles of Incorporation and Bylaws of Rachel's Gourmet Snacks, Inc. were approved as the Amended Articles of Incorporation and Bylaws of RLD Enterprises, Inc. On January 29, 1999, RLD Enterprises changed its name to GO-RACHELS.COM CORP.

In the Fall of 1999, the Board of Directors and the Chairman of the Board resigned by mutual agreement of all parties after the hiring of Lawrence Castriotta, the Chairman of the Board of Directors, Chief Executive Officer and President of the Company (see "Directors, Executive Officers, Promoters, and Control Persons"). The core business plan of the Company did not change as a result of the change in the management structure that occurred at that time; rather, new management has sought to improve efficiency of the Company's operations and to focus on improvement of the Company's financial situation.

The "Company" means GO-RACHELS.COM CORP. and its subsidiaries, Rachel's Gourmet Snacks, Inc. and Triple-C-Inc. The Company's shares of common stock have been quoted on the North American Securities Dealers Automated Quotation (NASDAQ) Over-The-Counter Bulletin Board (OTC:BB) under the symbol "RACH," although the Company's shares of common stock have recently been disqualified for quotation on the NASDAQ OTC:BB (see "Market for Common Equity and Related Shareholder Matters").

The Company has not been the subject of any bankruptcy, receivership, or similar proceedings.

Products and Services

The Company, through its subsidiary Rachel's Gourmet Snacks, Inc., manufactures, markets, and distributes great tasting, healthier "Home Style" gourmet potato chips which are cholesterol free, and are relatively low in sodium and fat, under the "Rachel's Made From the Heart" label. Rachel's Made From the Heart "Home Style" gourmet potato chips are made with care and high-quality ingredients. Cooked one batch at a time, Rachel's uses mid and/or high oleic sunflower oil to achieve a healthy, satisfying crunch that is 100% natural, low in polyunsaturates and high in vitamin C. Rachel's potato chip products come in five flavors: Traditional, Mesquite Barbeque, Parmesan & Garlic, Salt & Vinegar, and Jalapeno. Each of these flavors is packaged in the following sizes: 1 oz.;
1.5 oz.; 5 oz.; 5 lb. Bulk; 10 lb. Bulk; and a Variety Pak consisting of six 1.5 oz. bags. Rachel's potato chip products are packaged in high-quality colorful packaging to position the products in the gourmet potato chip market.

The Company, through its subsidiary, Triple-C-Inc., a Canadian corporation, distributes confectionery and specialty snacks. Triple-C-Inc. is a manufacturer and distributor of sour candy and "Gummy" candy in Canada. Approximately 50% of Triple-C-Inc.'s confectionery sales are private brand sales, whereby other manufacturers sell products with the Triple-C-Inc. name and/or various other proprietary trademarks. The remainder of Triple-C-Inc.'s confectionery sales consist of products manufactured by other companies. The Company intends to introduce a line of confectionery products into the United States. There can be no assurance, however, that the Company will be able to expand or introduce new products.

The Company intends to expand its current line of products to include bagel chips, rye chips, pretzels, and other confectionery and specialty snacks in 2001. This expansion has and will continue to be achieved through private label arrangements (where the Company sells products manufactured by others under the "Rachel's" name or other proprietary mark of the Company), but future expansion may also be achieved through internal development or through acquisitions. All of the Company's current private label arrangements are conducted via oral agreement. The costs for expansion through private label arrangements in 2000 were approximately $70,000, which the Company financed from cashflow of existing operations. The costs for expansion through private label arrangements in 2001 are estimated to total $120,000, which the Company intends to continue to finance from cashflow of existing operations. There can be no assurance, however, that cashflow of existing operations will be sufficient for this purpose, and the Company's recent financial history indicates that it may be impossible to finance future private label arrangements through cashflow of existing operations. The possibility exists that the Company will be required to raise additional capital to finance these private label arrangements, the prospects of which are uncertain. In addition, costs for additional expansion of private label arrangements through other means are currently unknown, but could be substantially greater than $120,000. If the Company is required to expand the Company's current product line by means other than private label arrangements, the Company will probably be required to raise additional capital in excess of $120,000, the prospects of which are uncertain (see "Management's Discussion and Analysis or Plan of Operation").

Using Triple-C-Inc.'s marketing and branding capabilities, the Company has developed a line of Rachel's Gourmet Candy, including Rachel's Gourmet Chocolates. These products were introduced into the U.S. and Canada in the second half of the year 2000.

In January, 2000, Triple-C-Inc. was appointed the Canadian distributor for Pokemon and WWF licensed candy, and in April, 2000, Triple-C-Inc. was named by PEZ Candy, Inc. as its exclusive distributor for "Pez" candy in Canada. The Company is unable to ascertain or forecast the potential long-term financial effect of these appointments.

In October, 2000, the Company entered into a license agreement with Gardner Resources, a New Jersey Company ("Gardner") , whereby the Company will obtain the exclusive potato chip marketing and manufacturing rights to the "Death Rain" brand of potato chips for North America. The "Death Rain" brand does not compete directly with the "Rachels" brand. In exchange for the license granted to the Company, the Company issued 100,000 shares of common stock in the Company and a warrant to purchase 100,000 shares of common stock of the Company to Gardner. The license agreement with Gardner has an initial term of five years but may be renewed by the Company for an additional five-year term in exchange for a warrant to purchase 50,000 shares of common stock of the Company. In addition, the Company has entered into a private label agreement with Gardner, whereby the Company has agreed to manufacture, for export, potato chip products on a fee basis under the "Blair's Death Rain Chips" label.

In December, 2000, Nestle USA ("Nestle") announced to its customers that Triple-C-Inc. had been named the exclusive representative for the sale and distribution of Nestle's "Willy Wonka" brand of confectionery products in Canada. Gross sales for the "Willy Wonka" brand of confectionery products in Canada in calendar year 2000 were in excess of $8 million. Triple-C-Inc. anticipates the "Willy Wonka" sales in calendar year 2001 to be commensurate with or slightly increased from the sales in calendar year 2000.

Status of Any Publicly Announced New Products or Services

Except as noted above, the Company has not publicly announced any new products or services in the past three years.

Marketing

The success of the Company's marketing efforts will depend largely on five basic and related focuses. These focuses form the foundation of the Company's marketing strategies and will allow the Company to penetrate all trade segments. The focuses are: packaging, pricing, sampling, distribution, and promotion/marketing.

Getting consumers to try new products is always important. The Company recognizes this and plans to devote an undetermined amount of marketing dollars annually to ongoing sampling events. The Company estimates that it has spent approximately $5,000 and $15,000 in calendar years 1999 and 2000, respectively, for marketing expense.

While the biggest purchases of snacks may be during the key holidays or events, it is the Company's experience that most purchases of salty snacks and confectionery products are made on impulse (about 70%). The Company's packaging, color, and name are designed to capitalize on the impulse buyer, to enhance consumer loyalty, and create a unique brand image/position for the Company's products in the marketplace.

The Company has positioned itself to offer high quality gourmet-style products and has chosen not to discount its retail pricing as is widely prevalent in today's snack business. Rather, the Company is positioning itself as a "Gourmet Snack Company" offering high quality products at a fair everyday price. The Company, through its distribution network, will manage and execute target market everyday pricing.

In May 1998, the Company sponsored two Team Cheever Indy cars in the Indy Racing League. The first race sponsored by the Company was the Indianapolis 500 in which Eddie Cheever in the Team Cheever Rachel's Gourmet Potato Chip Indy car took first place and Robbie Unser driving the Rachel's Gourmet Potato Chip Indy car took fifth place. As an indirect result of the victory, the Company received a substantial number of inquiries regarding its potato chip products. However, the Company's network of direct store distributors was limited to three markets (Minneapolis/St. Paul, Indianapolis, and Florida), and the Company was unable to establish relationships with direct store distributors throughout the country that would be required to capitalize on the interest shown in the Company's potato chip products. Because the Company was unable to take advantage of the sales opportunities provided by the Cheever victory, the Company terminated the sponsorship agreement on May 1, 1999.

The Company had been a sponsor of the Minnesota Timberwolves basketball team beginning in approximately October, 1996 and the St. Paul Saints baseball team beginning in approximately April, 1997. These two promotional outlets allowed the Company to market Rachel's Chips at the Timberwolves basketball games and every other event presented at the Target Center in Minneapolis, Minnesota, and to market Rachel's Chips at the Saints' baseball games, both reaching thousands of people each year. As with the Company's sponsorship of the Team Cheever Indy cars, the Company's limited distribution network prevented the Company from taking advantage of the sales opportunities provided by the relationships with the Timberwolves and St. Paul Saints and, on May 1, 1999, the Company discontinued these active sponsorship relationships, although the Company continues to work with both teams on community activities.

In 1999, the Company began actively participating with several non-profit organizations such as The MS Society and Children's Heart Fund. In addition to the goodwill such events generate for the Company, participation in such fundraisers provides the opportunity to present sample products to event participants.

Distribution Methods of Products or Service

The Company currently distributes its products through wholesale distributors in Minnesota, Indiana and Wisconsin. Since September, 1996, the Company has also distributed its products to food service customers through Sysco Food Service in Minnesota, Wisconsin, Colorado and Florida and also distributes its products through Alliant Food Service and JP Hering Food Service in Minnesota. All of the Company's distributor relationships with third parties are conducted via oral agreement. The Company sells its products directly to customers via its internet web site. In addition, Triple-C-Inc. currently distributes its products throughout Canada through a network of small distributors and sells its products directly to retailers in Canada.

The Company intends to establish a distribution network throughout North America with food brokers and distributors. Also, the Company has a distribution relationship with Sysco Food of Minnesota, Inc., Sysco Food of Colorado, Inc., and Sysco Food of Florida, Inc. These relationships may lead to further distribution opportunities with Sysco Corp. (the parent of Sysco Food of Minnesota, Inc., Sysco Food of Colorado, Inc., and Sysco Food of Florida, Inc.), although the Company has not yet ascertained or realized the benefit of this relationship, nor does it have reason to believe that its products will be distributed nationwide by Sysco Corp. in the foreseeable future. The Company intends to distribute Triple-C-Inc.'s product line in the United States to current distributors and retailers of the Company's products in the United States.

In May 1997, the Company entered into an agreement with Barrel O' Fun Snack Foods, Co., whereby in June 1997 the Company began manufacturing potato chips for Barrel O' Fun foodservice customers under the Barrel O' Fun brand, and whereby Barrel O' Fun began distributing Rachel's Gourmet Potato Chips throughout its eighty distributor network covering a ten state area. In August 1999, this relationship was terminated by Barrel O' Fun after Barrel O' Fun increased production of its own potato chip products.

Need for any Government Approval of Principal Products or Services

The Company is not currently subject to any preconditioned government approval for the sale of any of its products or services.

Effect of Existing or Probable Governmental Regulations on the Business

The Company, as a manufacturer and marketer of food items, is subject to regulation by various government agencies, including the United States Food and Drug Administration , the Canadian Department of Agriculture and Agri-Food, and the Canadian Food Inspection Agency. Under various U.S. and Canadian statutes and regulations, such agencies prescribe requirements and establish standards for quality, purity, and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines and/or a compulsory withdrawal of product from store shelves. The Company may also be required to comply from time to time with international, state and local laws regulating food handling and storage.

Under the U.S. Nutritional Labeling and Education Act of 1990, as amended ("NLEA"), the Canadian Food and Drugs Act, and the Canadian Consumer Packaging and Labelling Act, food manufacturers are required to disclose nutritional information on their labels in a uniform manner. The Company does not believe that compliance with these regulations has materially increased its manufacturing costs or had a material effect on operations to date, but is unable to predict effect of regulations promulgated under authority granted by such acts on future products or the costs of compliance in the event such regulations are amended in the future.

In addition to laws relating to food products, the Company is subject to various international, federal, state, and local environmental laws and regulations, including Canadian laws and regulations, that limit the discharge, storage, handling, and disposal of a variety of substances. The Company does not believe that compliance with these other environmental laws and regulations has materially increased its manufacturing costs or had a material effect on operations to date, but is unable to predict these other environmental laws and regulations' effect on future products or the costs of compliance in the event these other environmental laws and regulations are amended or supplemented in the future.

Competitive Business Conditions and The Company's Competitive Position in the Industry and Methods of Competition

Competition with all of the Company's products occurs primarily on the basis of price, quality and variety. There are numerous competitors providing the same or similar products as the Company. The Company does not consider that any one producer dominates the sugar confectionery market. Frito-Lay is the dominant producer in the salted snacks market with more than 50% market share (as reported in the Snack Food Association's "State of the Industry Report" of June
2000). Many of these competitors have significantly greater sales and capital resources than those of the Company. Management believes that its technical competence, pricing structure, packaging and niche market approach allows the Company to compete effectively in the market.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Raw materials are purchased and available from numerous sources. Approximately 29% of the Company's merchandise in 2000 was purchased in the aggregate from Trolli, a division of Nabisco, Inc., and Astra Sweets nv, a Belgium Company.

Triple-C-Inc. is currently in a dispute with Trolli, a division of Nabisco, Inc. Triple-C-Inc. believes that Trolli failed, despite numerous assurances throughout 2000, to fulfill their agreement to deliver adequate amounts of finished product to Triple-C-Inc. in 2000, resulting in lost sales and other unascertained losses by Triple-C-Inc. Because of this dispute, Triple-C-Inc. has withheld payment to Trolli for product delivered in 2000 (although Triple-C-Inc. has properly accrued in its accounts payable all amounts billed by Trolli), and plans to continue to withhold all such amounts due until resolution of the dispute. The amount that Trolli asserts that Triple-C-Inc. owes is approximately $965,000 plus accrued interest. Although Triple-C-Inc. believes it can amicably resolve this dispute with Trolli without resort to litigation, Trolli is not currently supplying any product to Triple-C-Inc., forcing Triple-C-Inc. to find alternative suppliers of product, which supplies may be more or less expensive than those provided by Trolli. In addition, it is possible that the dispute will not be amicably resolved and either of the parties may resort to litigation to resolve this matter. In the event that resolution of this dispute includes litigation, it is possible that one or both parties may prevail on some or all of their claims, and it is possible that Triple-C-Inc. will not prevail on any claim for damages resulting from Trolli's failure to deliver contract amounts of finished product to Triple-C-Inc. Any judgment against Triple-C-Inc. requiring the payment of the outstanding balance due Trolli without equivalent setoff for losses incurred by Triple-C-Inc. due to Trolli's failure to deliver contract amounts of finished product to Triple-C-Inc. would have a material adverse effect on the business of Triple-C-Inc., and may result in Triple-C-Inc. and/or the Company being required to seek protection under Canadian or U.S. bankruptcy laws or being involuntarily forced to declare bankruptcy under Canadian or U.S. bankruptcy laws.

Dependence on One or Few Major Customers

The Company receives an overwhelming majority of its revenues from a variety of retail customers, none of whom represent more than 5% of its sales.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company has applied for registration of the following trademarks with the United States Patent and Trademark Office: "Kidz Korner," "Rachel's Goldies," "Golden Revelations," "Rachel's Revelations," "Rachel's Batonnets," "Rachels Made From the Heart," and "Gummy Guy."

The Company has applied for registration of the following trademarks with the Canadian Intellectual Property Office: "Rachel's Batonnets," "Rachel's Revelations," "Grains," "Choco-Cafe," and "Golden Revelations."

In addition, the Company uses the following unregistered trademarks: "Rachel's" and "Gourmet America's Finest."

Triple-C-Inc. has applied for registration of the following trademarks with the United States Patent and Trademark Office: "Goldie Dollar," "Amero," "The Amero," "Casino Chips," "Droppies," "Sourbolts," "Peaches & Cream," "Rachel's Coffee Revelations," "Just Peachy," "Millennium Coins," and "Windsor".

Triple-C-Inc. has registered the following trademarks with the Canadian Intellectual Property Office: "Rachel's," "Rachel's Crunchy Goodness & Design," "Sour Simon," "Child-Boy's Face Fanciful; Design," "Cola Bottles," "Sour Face Pullers," "Sour Soothers," "Sour Tongues," "Summer Berries," "Belly Buttons," "Polar Squares," "Polar Caps," "TC Design," "Watches," "Fruits De Mer," "Sea Fruit," "Talking Hearts," "Fun Hearts," "Fizzy Rolls," "Toopops," "Screaming Sirens," "Tiger Tails," "Surfin Snakes," "Sour Subs," "The Original Sour Face Puller," "Flossed Teeth," "Fins And Scales," "Dog Bones," "Gummy Guy," "Child Boy's Head Design," "Sour Puss," "Yukkies," "Pucker Power," "Loonies," "Initial," "Peanut Smaks," "Beer Bottles," "Santa's Own," "Quenchers," "Kool Kiss," "Blockheads," "Candy On The Move & Design," "Chocolate On The Move & Design," "Sour Punch," "Santa's Own & Design," "Wow That's Sour," "Super Frogs," "Frogs," "World Class Candy," "It's A Boy," "Windsor," "It's A Girl," "Les Grimaciers Sur Originaux," "Sujets Surs," "Tetines Surs," "Grenouilles," "Simon Sur Bouteilles Cola," "Grimace Assuree," "Toonies," "Twonies," "Barclay," "Eurocoins," "Eurodollars," "Juicey Twine," " Toonies," "Loonies," "Millennium Coins," and "Droppies."

Triple-C-Inc. has applied for registration of the following trademarks with the Canadian Intellectual Property Office: "Just Peachy," "Peaches & Cream," "Amero," "The Amero," "Sour Bolts Design," "Le Grimacier Sur Original," "Kidstuff," "Rachel's Coffee Revelations," "Casino Chips," "Rachel's Crunchy Goodness & Design," "Choco-Beans," and various design marks.

Triple-C-Inc. currently uses, but has not registered, the following trademarks:
"Sour Simon," "Sour Soother," "Frogs," "Gummy Frogs," "Cola Bottles," "Belly," "Loonies Chocolate Coins," "Barclay."

The Company has pursued and will continue to selectively pursue registration of its trademarks with relevant state and national registration authorities as appropriate.

The Company does not hold any patents. The Company is not a party to any other material franchise, license, concession, royalty, or labor contract.

Research and Development

In the past two fiscal years, the Company has spent only nominal amounts on internal and external costs relating to research and development on new and existing product lines. All costs relating to research and development were expensed as they were incurred. The Company does not anticipate spending more than nominal amounts on internal and external costs relating to research and development on new and existing product lines in the foreseeable future. This may have some material adverse effect on the Company's ability to successfully expand or introduce new product lines (see "Products and Services" above).

Environmental Compliance

There have been no significant costs borne by the Company in an effort to comply with environmental laws, and none are anticipated in the foreseeable future (see "Effect of Existing or Probable Governmental Regulations on the Business" above).

Employees

The Company employs 74 full-time and 10 part-time employees, including management. The number of employees engaged in particular operations of the Company is as follows: Executive - 8, Administrative - 19, Manufacturing - 11, Warehouse/Distribution - 19, Sales - 19, and Merchandisers - 8.

Reports to Security Holders

Prior to the filing of our Registration Statement on Form 10-SB, filed with the United States Securities and Exchange Commission on October 20, 2000, as amended on January 16, 2001 and February 22, 2001, the Company has not filed any other reports with the Securities and Exchange Commission. As a reporting company under the Securities Exchange Act of 1934, management anticipates that all required reports and information will be timely filed with the Securities and Exchange Commission. Likewise, to the extent that the Company is required to deliver annual and quarterly reports to security holders through its status as a reporting Company, or as may be required by the rules or regulations of any exchange upon which the shares of the Company are traded or quoted, the Company will deliver annual and quarterly reports to all stockholders. If the Company issues additional shares, the Company may file additional registration statements for those shares.

This report and any other information that the Company has filed with the United States Securities and Exchange Commission may be read or copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is http://www.sec.gov.

The Company also maintains an Internet web site at http://www.go-rachels.com/.

Item 2. Description of Property

The Company leases Corporate office space in Bloomington, Minnesota. The confectionery snack segment leases office and warehouse space in the following Canadian locations: Hamilton, Calgary, Langley and Montreal. The snack foods segment leases a manufacturing plant in Menomonie, Wisconsin.

Item 3. Legal Proceedings

In conjunction with the acquisition of the stock of Triple-C-Inc., the Company issued 608,000 shares of its common stock to former stockholders of Triple-C-Inc. stock, one of whom, Mr. Harm Scholtens, is currently employed by Triple-C-Inc., a wholly-owned subsidiary of the Company (see "General Business Development" above). According to the acquisition agreement between the Company and the stockholders, these stockholders retained the right to require the Company to purchase all or part of 608,000 of their shares at predetermined prices on stipulated dates. The terms of this repurchase obligation of the Company included the delivery of promissory notes bearing interest at 6% with a five-year term. Prior to October 1, 1999, these stockholders indicated their general intent to exercise their right to require the Company to purchase their shares, and the Company and these stockholders conducted negotiations regarding method of payment and extension of the date of exercise of the stockholders' right to require the Company to purchase their shares. During these discussions, counsel for the stockholders delivered a draft promissory note to be used by the parties to evidence the payment obligation from the

Company to the stockholders. On October 1, 1999, the option of these stockholders to require the Company to purchase their shares at $3.221 per share expired without the delivery of the prescribed notice of exercise by the stockholders. Nevertheless, the stockholders (including Mr. Scholtens, an employee of Triple-C-Inc.) have asserted and continue to assert that the Company is obligated to purchase these shares, arguing that the delivery of the draft promissory note from stockholders' counsel to the Company constituted "constructive" notice of exercise of the stockholders' option. It is the Company's position that the delivery of the draft promissory note from stockholders' counsel to the Company did not constitute notice of exercise of the stockholders right to require the Company to purchase their shares, as the form and means of exercise were specifically described in the acquisition agreement, and the Company never received definitive notice of exercise. The Company has continued to communicate with these stockholders in an attempt to resolve this matter, but negotiations have been unsuccessful to date. It is possible that either party may resort to judicial resolution of this matter. While the Company is confident in its position that it did not receive actual or constructive notice of exercise of the stockholders' right to require the Company to purchase all or part of its shares, it is a possibility that litigation with the former Triple-C-Inc. stockholders will result in an adverse judgment against the Company, which adverse judgment may have a material adverse effect on the Company and its operations, and any adverse judgment may jeopardize the Company's ability to continue its operations.

The Company is a defendant in a lawsuit in the District Court of the State of Minnesota in Hennepin County commenced on April 26, 2000, in which Sinclair Communications, Inc. (doing business under several different television stations) claimed that the Company was indebted to Sinclair in the amount of $68,375 for advertising and broadcast services. On June 1, 2000, Sinclair obtained a judgment for $71,135.88 against the Company, and Sinclair has subsequently commenced collection proceedings against the Company. The Company is currently examining possible resolution of this matter, including satisfaction of the judgment. However, the Company is not currently able to satisfy this judgment, and continued collection actions, including possible levy and attachment against assets of the Company, may have a material adverse affect on the Company and its financial situation.

The Company is a defendant in a lawsuit in the Circuit Court of the State of Illinois in Cook County commenced on April 21, 2000, in which Hinshaw & Culbertson, former counsel to the Company, claimed that the Company was indebted to Hinshaw & Culbertson in the amount of $57,148 for providing legal services to the Company. On June 19, 2000, Hinshaw & Culbertson obtained a judgment for $59,058.15, plus court costs, against the Company, and Hinshaw & Culbertson has subsequently commenced collection proceedings against the Company. The Company is currently examining possible resolution of this matter, including satisfaction of the judgment. However, the Company is not currently able to satisfy this judgment, and continued collection actions, including possible levy and attachment against assets of the Company, may have a material adverse affect on the Company and its financial situation.

The Company is a defendant in at least four other lawsuits in the District Court of the State of Minnesota in Hennepin County in which judgments have been entered against the Company. The total amount of such judgments is less than $20,000. The Company is currently examining possible resolution of these matters, including satisfaction of the judgments. However, the Company is not currently able to satisfy these judgments, and continued collection actions, including possible levy and attachment against assets of the Company, may have a material adverse affect on the Company and its financial situation. The Company is currently engaged in negotiations with several of these plaintiffs, and has reached a negotiated settlement in principle with two of these plaintiffs and is currently satisfying these two judgments according to a negotiated payment plan. However, the potential for collection of several of these judgments by judicial means exists, and satisfaction of these judgments may have a material adverse affect upon the financial condition of the Company.

Except as disclosed above, the Company is not a party to any material existing or pending legal proceedings nor has its property been the subject of any such proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Dividends

The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company's continued need to retain earnings for operations and expansion are likely to limit the Company's ability to pay future cash dividends.

Market Information

The Company's Common Stock is currently quoted in the "pink sheets" under the trading symbol "RACH." The Company's common stock has recently been quoted on the NASDAQ OTC:BB, but its shares of common stock have recently become ineligible for quotation on the NASDAQ OCT:BB. The Company intends to once again apply to have its shares quoted on the NASDAQ OTC:BB.

The following table sets forth, for the period from January 1, 1999 through December 31, 2000, the range of high and low quoted prices of the Company's common stock on the OTC:BB and in the "pink sheets." The prices represent quotations between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions. The Company's shares of common stock ceased to be quoted on the NASDAQ OTC:BB on March 22, 2000, and have been quoted on the "pink sheets" since that date.

                               1999                      2000
                        High         Low           High         Low
                        ----         ---           ----         ---
   First Quarter        3            9/16          5/8          1/8
   Second Quarter       3 5/8        5/8           9/16         1/64
   Third Quarter        13/16        5/32          13/64        3/32
   Fourth Quarter       3/4          1/4           19/32        5/64

There can be no assurance that an active public market for the common stock will ever be restored. In addition, the shares of common stock are subject to various governmental or regulatory body rules, including the Securities Act of 1933 and regulations thereto, the Securities Exchange Act of 1934 and regulations thereto, and rules promulgated by NASDAQ, which may affect the liquidity of the shares.

Holders

There were approximately 400 holders of record of the Company's common stock as of December 31, 2000.

Issuance of Common Stock

The Company issued 10,000 shares of common stock on June 19, 2000, and 100,000 shares of common stock on October 24, 2000 to two individuals in exchange for services provided to the Company, as disclosed in the Registration Statement on Form 10-SB dated October 20, 2000, as amended and incorporated herein by reference. In addition, the Company issued 308,739 shares of Common Stock on December 31, 2000 upon the conversion of $100,000 of subordinated notes under the terms of an agreement between the noteholders and the Company.

The common stock was issued to (i) individual creditors of the Company known to the Company who agreed to receive common stock of the Company in lieu of repayment of debt, and (ii) providers of services to the Company who agreed to accept common stock of the Company in lieu of cash compensation. These issuances of common stock were unregistered in reliance upon Section 4(2) of the Securities Act of 1933. There were no offering expenses incurred by the Company in conjunction with these issuances.

Convertible Debenture Offerings

The Company sold a total of $1,724,225 of convertible debentures during calendar year 2000, as disclosed in the Registration Statement on Form 10-SB dated October 20, 2000, as amended and incorporated herein by reference. In addition, the Company sold $575,938 of convertible debentures October 20, 2000, $529,018 of convertible debentures on December 8, 2000 and $50,000 of convertible debentures on December 14, 2000. All of these convertible debentures carry a short term (six months to one year), are convertible into common stock of Company at a conversion rate of $2.50 per share, and were sold to certain parties known to the Company. The issuance of convertible debentures was exempt from registration under Section 4(2) of the Securities Act of 1933. As of the date of this report, none of the convertible debentures issued in 2000 have been converted into common stock of the Company. There were no offering expenses incurred by the Company in conjunction with these issuances.

In addition to the sale of convertible debentures referenced above, on August 30, 2000, Triple-C-Inc. sold $443,915 of six month 12% unsecured convertible subordinated debentures to certain parties known to Triple-C-Inc. The convertible debentures are subordinated to borrowings under Triple-C-Inc.'s bank line of credit and are convertible into common stock of Triple-C-Inc. at 80% of the Initial Public Offering (IPO) price for shares of common stock of Triple-C-Inc. only upon completion of a Triple-C-Inc. IPO. The issuance of the convertible debentures was exempt from registration in the United States under
Section 4(2) of the Securities Act of 1933. None of the convertible debentures has been converted into common stock of Triple-C-Inc. Also, there are no current plans to conduct an IPO of shares of stock of Triple-C-Inc., and it is extremely unlikely that any IPO will take place before retirement of the convertible debentures. There were no offering expenses incurred by Triple-C-Inc. in conjunction with these issuances.

Warrant Issuances

The Company issued 242,185 warrants convertible into common stock of the Company as follows: 100,000 warrants on March 22, 2000 at a per-share exercise price of $.25 for services; 45,000 warrants on May 4, 2000 at a per-share exercise price of $.50 for financing; 20,000 warrants on December 31, 2000 at a per-share exercise price of $.50 for financing; and 77,185 warrants on December 31, 2000 at a per-share exercise price of $.75 for financing. All of the warrants were issued to certain parties known to the Company in exchange for the performance of certain services on behalf of the Company. The issuance of the warrants was unregistered in reliance upon Section 4(2) of the Securities Act of 1933. As of the date of this report, none of the warrants issued in 2000 have been converted into common stock of the Company. There were no offering expenses incurred by the Company in conjunction with these issuances.

Item 6. Management's Discussion and Analysis or Plan of Operation

General

The Company remains optimistic about the future, but its prospects must be considered and evaluated in light of the risks, operating and capital expenditures required, and uncertainty of economic conditions that may impact its operations. To achieve and sustain profitability and to remain viable, the Company must successfully introduce and market additional new products, meet the demands of its customers, respond quickly to changes in its market, and control expenses and cash usage, as well as attract additional capital investments.

The Company incurred net losses of $1,893,215 and $1,939,225 in 1999 and 2000, respectively. And as of December 31, 2000 has an accumulated deficit of $13,221,263. The Company will need additional financing in 2001. The Company is pursuing plans to improve sales, reduce operating expenses, and obtain financing through debt and equity placements; however, there is no assurance the Company can raise the additional financing. The Company also has a material uncertainty regarding a stockholder dispute and several outstanding judgments.

These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon it ability to generate sufficient operating cash flows and obtain additional financing or refinancing to meet it obligations.

Liquidity and Capital Resources

Triple-C-Inc. has a $5,007,000 revolving line of credit facility expiring in 2003, subject to a four year extension. Borrowings are due on demand, bear interest at the prime rate plus 1.5% to 2% (as defined), and are collateralized by substantially all Triple-C-Inc. assets. Advances are subject to defined limitations on the collateralized assets. Triple-C-Inc.'s use of the line of credit facility is subject to operating covenants relating to tangible net worth, additional debt, and dividends, among others. The Triple-C-Inc. line of credit may not be utilized by the Company for its U.S. operations, and may be cancelled at any time by the lender. At December 31, 2000, the loan balance on the line of credit facility was $1,439,405.

On June 7, 2000, Triple-C-Inc. was notified that certain covenant defaults relative to the revolving line of credit facility existed under the loan agreement. At December 31, 2000, the defaults have been corrected or waived by the lender and the Company considers the line of credit in good standing.

The Company is currently in dispute with former stockholders of Triple-C-Inc. stock, one of whom, Mr. Harm Scholtens, is currently employed by Triple-C-Inc. The dispute relates to the obligation of the Company to repurchase shares of common stock issued to the former stockholders of Triple-C-Inc. for a total of $1,958,368 by delivery of a five-year 6% promissory note. Although neither party has resorted to litigation at this point, it is a possibility that either party may resort to judicial resolution of this matter, and it is a possibility that any litigation with former Triple-C-Inc. stockholders will result in an adverse judgment against the Company, which adverse judgment may have a material adverse effect on the Company and its operations, its future liquidity, and any adverse judgment may jeopardize the Company's ability as a going concern.

The Company does not currently have any material credit facilities in place to finance its U.S. operations, and is currently financing its U.S. operations out of current cashflow. The Company is actively exploring alternatives to provide operating capital for its U.S. operations. The Company estimates that it will need at least $400,000 in operating capital over the next twelve months, of which there can be no assurance of availability. The inability of the Company to obtain additional capital financing will have a material adverse effect on the Company's ability to continue operations. In the event that the Company has insufficient cashflow to provide operating capital to the Company over the next 12 months, and is unable to obtain additional capital financing, the Company may consider pursuing additional debt or equity financing, and may be forced to explore alternatives, including reorganization under the U.S. Bankruptcy Code, although no such reorganization is currently under consideration by the Company.

The Company is a defendant to various claims in litigation and in some cases judgments have been awarded to the plaintiffs. The Company is currently engaged in negotiations with several of these plaintiffs. The potential for collection of these judgments by judicial means exists, and satisfaction of these judgments may have a material adverse affect upon the financial condition of the Company.

Net cash used by operating activities totaled $1,082,275 and $540,837 in 1999 and 2000, respectively. Negative operating cashflows resulted primarily from net operating losses.

Net cash provided by investing activities totaled $76,081 and $68,730 in 1999 and 2000, respectively. Investing cash flows resulted from proceeds on the sale of marketable securities and property and equipment. Outflows related to the purchase of property and equipment.

Net cash provided by financing activities totaled $1,026,867 and $439,714 in 1999 and 2000, respectively. Financing cash flows resulted primarily from fluctuations in proceeds and payments on Company debt and proceeds from the sale of common stock in 1999.

GO-RACHELS.COM CORP. issued $1,285,997 and $2,779,181 of short term, six months to one year, 12% convertible subordinated debentures in 1999 and 2000, respectively. The debentures were convertible into common stock at $2.50 per share. Debentures for $925,976, including $191,680 of the debentures issued in 1999, were repaid or refinanced in 1999. Debentures for $2,281,728, including $1,187,411 of the debentures issued in 2000, were refinanced in 2000.

Triple-C-Inc. issued $419,429 and $443,915 of short term, six months to one year, 12% convertible subordinated unsecured debentures in 1999 and 2000, respectively. The debentures are subordinated to borrowings under the bank line of credit and are convertible into common stock of Triple-C-Inc. at 80% of the initial public offering (IPO) price only upon completion of a Triple-C-Inc. IPO. Debentures for $419,429 were refinanced in 2000.

The Company issued $340,242 and $399,985 of short term promissory notes at interest rates ranging from 6% to 17.75% in 1999 and 2000, respectively. Notes in the amount of $239,970 and $523,244 were retired in 1999 and 2000, respectively.

Results of Operations

Financial results of Triple-C-Inc. are included in the consolidated financial statements results of the Company, but are presented in addition to consolidated financial information below where relevant.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Sales of $17,250,432 for 2000 compared to $20,282,793 for 1999. Net loss for 2000 was $1,939,225, or $.22 per share, compared to a net loss of $1,893,215 or $.23 per share in 1999. The increase in net loss was the result of a gross margin decline of $1,407,455, reduced operating expenses of $1,209,061, a decline in foreign currency gains of $140,336, a decrease in interest and other nonoperating expenses of $182,720 and net decreased income taxes of $110,000.

Sales of Triple-C-Inc. for 2000, were $16,158,114, compared to $18,748,885 for 1999. The sales decline was the result of reduced sales of chocolate coins, primarily Y2K coins, in 2000. Net sales of the Y2K chocolate coins for 2000 were approximately $600,000 in 2000 compared to approximately $3,200,000 in 1999. The remaining sales increase, after taking into consideration the effect of the Y2K chocolate coin sales, was due primarily due to sales of new product lines. The sales of Rachels potato chips declined by $441,590 in 2000 compared to 1999, primarily due to a decision by Barrel O' Fun, formerly a major distributor of the Company's potato chip products, to increase production of its own line of potato chip products and to stop distribution of the Company's potato chip products.

Cost of goods sold decreased by $1,624,906 to $13,515,820 in 2000 from $15,140,726 in 1999. The decline was primarily the result of the decline in sales. Cost of goods sold as a percentage of sales increased by 3.8% to 78.4% as compared to 74.6% in 1999. The percentage decrease was primarily due to margin decrease of 4.6% at Triple-C-Inc., primarily due to reduced higher margin Y2K chocolate coin sales and lack of sufficient supply of proprietary products.

Operating expenses were $5,413,628 for 2000 compared to $6,622,689 in 1999, a decrease of 18.3%. Expenses in 1999 were impacted by a North American marketing program, including the sponsorship of Team Cheever, a member of the Pep Boys Indy Racing League. The sponsorship of Team Cheever was terminated in May 1999, as the Company was unable to take advantage of the sales opportunities provided by the relationship. Costs associated with the Team Cheever program were approximately

$500,000 in 1999. Operating expenses were also reduced because of cost controls implemented at Triple-C-Inc. and the Corporate office.

Net nonoperating expenses for 2000 were $351,409 compared to $393,793 for 1999. In 2000, there was a $201,056 gain on foreign exchange compared to a gain of $341,392 in 1999. The fluctuations in foreign exchange were primarily at Triple-C-Inc. and caused by fluctuations of the Canadian dollar in relation to other foreign currencies (including the U.S. Dollar, the Belgian Franc, and the Dutch Guilder). Interest expense decreased by $75,280 to $604,346 in 2000 from $679,626 in 1999 because of lower effective interest rates on the outstanding debt.

Income taxes decreased $110,000 to a $91,200 benefit in 2000 from an $18,800 expense in 1999. The benefit in 2000 results from partial utilization of the operating loss of Triple-C-Inc. for the year. Income taxes in 1999 were primarily affected by utilization of the 1998 Canadian operating losses of Triple-C-Inc.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Sales of $20,282,793 for 1999 were approximately the same as those for 1998. Net loss for 1999 was $1,893,215, or $.23 per share, compared to a net loss of $3,423,352 or $.54 per share in 1998. The decrease in net loss was the result of a gross margin improvement of $307,902, reduced operating expenses, primarily marketing and distribution expenses, of $907,901, and an improvement in foreign currency gains (losses) of $589,848, offset by increased interest and other nonoperating expenses of $146,414 and increased income tax expense of $129,100.

Sales of Triple-C-Inc. for 1999, were $18,748,885, compared to $17,373,356 for 1998. In 1999, Triple-C-Inc. introduced a new line of "Y2K" chocolate coins in anticipation of the new millennium. Net sales of chocolate coins, including the Y2K coins, for 1999 were approximately $4,600,000 compared to a normal year sale of chocolate coins of approximately $1,400,000. The remaining sales decrease, after taking into consideration the effect of the coin sales, was due primarily to the lack of product availability in key proprietary brand categories. The sales of Rachels potato chips declined by $472,660 in 1999 compared to 1998 and the remainder of the decline in sales in 1999, as compared to 1998, was attributable to the discontinuance of the route operations at the end of 1998.

Cost of goods sold decreased by $252,813 to $15,140,726 in 1999 from $15,393.539 in 1998. Cost of goods sold as a percentage of sales decreased by 1.5% to 74.6% as compared to 76.1% in 1998. The improvement was primarily due to margin improvement of 2.8% at Triple-C-Inc., primarily due to stabilization of the Canadian dollar.

Operating expenses were $6,622,689 for 1999 compared to $7,530,590 in 1998, a decrease of 12%. Expenses in 1998 were impacted by the launch of a North American marketing program, including the sponsorship of Team Cheever, a member of the Pep Boys Indy Racing League. The sponsorship of Team Cheever was terminated in May 1999, as the Company was unable to take advantage of the sales opportunities provided by the relationship. Costs associated with the Team Cheever program were approximately $500,000 in 1999 and $1,100,000 in 1998. Another negative impact on 1998 was the operating expenses of Rachel's distributing route operations which were discontinued at the end of 1998. The operating expenses of the route operations were approximately $580,000 in 1998, including the write-off of goodwill of approximately $100,000.

Net nonoperating expenses for 1999 were $393,793 compared to $837,227 for 1998. The change was primarily related to the change in foreign currency transaction gains. In 1999, there was a $341,392 gain on foreign exchange compared to a loss on foreign exchange of $248,456 in 1998. The fluctuations in foreign exchange were primarily at Triple-C-Inc. and caused by fluctuations of the Canadian dollar in relation to other foreign currencies (including the U.S. Dollar, the Belgian Franc, and the Dutch Guilder).

Interest expense increased by $218,020 to $679,626 in 1999 from $461,606 in 1998 because of the increased debt necessary to fund operations.

Income taxes increased $129,100 to an $18,800 expense in 1999 from a $110,300 benefit in 1998. Income taxes were primarily affected by utilization in 1998 and 1999 of the 1998 Canadian operating losses of Triple-C-Inc.

Item 7. Financial Statements

The Company's Financial Statements, and the report of Lurie Besikof Lapidus & Company, LLP, independent auditors, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has not changed nor has it had any disagreements with its accountants.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Lawrence Castriotta

Lawrence Castriotta joined the Company and was named President, CEO and elected a Member of the Board of Directors of the Company in August 1999. Mr. Castriotta has assumed the title of Chairman of the Board of Directors upon the resignation of Mr. James Garlie as Chairman of the Board of Directors on November 2, 1999, and the subsequent resignations of all other previous Board Members at about the same time.

Mr. Castriotta has more than 30 years in consumer marketing and retailing experience. From 1997 until he joined the Company in August, 1999, Mr. Castriotta was semi-retired and lived in Europe. From 1990 to 1997, he served as Chairman and CEO of Spectrum Services, Inc. a Minneapolis manufacturer of custom designed horse trailers. He Co-Founded (in 1985) and served as President and Board Member of Image Retailing, Inc., a publicly traded retailer of consumer electronics located in Edina, Minnesota from 1985 to 1989. He was also Executive Vice President and Board Member of Schaak Electronics, Inc., a St. Paul electronics retailer, from 1980 to 1984 and Vice President of Merchandising for Target Corp.'s Team Electronics division from 1977 to 1980. Mr. Castriotta received his B.S. from Boston University and his MBA from Harvard University.

Leo Short III

Leo Short III joined the Company as Executive Vice President in February 1996. Mr. Short has significant experience in the snack food industry. After starting his career at Campbell Soup Company where he was employed from 1974 to 1978, he worked for Frito-Lay (the largest US manufacturer of potato chips) from 1978 to 1992, and was a self-employed consultant from 1993 to 1996. In addition to working his way up from District Sales Manager to Regional Sales Manager to Division Sales Manager to one of twenty-two Area Vice Presidents, building and managing hundreds of routes along the way, Leo received several awards including "Division Manager of the Year" and runner-up to Frito-Lay's highest honor, the "Herman Lay Award". He was also responsible for launching Sunchips, which became a $200,000,000 line for Frito-Lay.

Curtis Russell

Curtis Russell became Chief Operating Officer of Triple-C-Inc. in June, 1999. Mr. Russell has 10 years experience in the food service industry where he was responsible for purchasing, production, inventory, and cost controls for such companies as Campbell Soup Co., where he was employed from 1976 to 1977, and International Multifoods, where he was employed from 1977 to 1981. Mr. Russell was employed in the hospitality and food service industries from 1981 to 1985, was employed in the investment banking industry, including as head trader and as compliance officer for various banking and investment companies from 1985 to 1997, and was employed by the Company from 1997 as an assistant plant manager and office administrator until his appointment as the COO of Triple-C-Inc. in June, 1999.

Harm Scholtens

Harm Scholtens is Vice President of Sales and Marketing of Triple-C-Inc. He has 34 years of service with Triple-C-Inc. as a salesperson, Sales Manager, Vice President of Sales, and past President, and is responsible for the development of the successful proprietary brands that the Company markets throughout Canada and the development of the extensive distribution network of the Company.

Kent W. Hammond

Kent W. Hammond joined the Company on November 1, 1999, as Vice President for Specialty Marketing. Mr. Hammond has in excess of 25 years of consumer marketing and retailing experience. He has worked as a buyer at Target Corp.'s Team Electronics in Minneapolis, where he was employed from 1975 to 1978, was employed with SER, Inc., a consumer electronics manufacturer's representative firm in Chicago, from 1978 to 1981, and was the National Merchandise Manager for Sanyo America in Los Angeles from 1981 to 1988 . He was the Vice-President of Marketing for Solar Reflective Fabric, Inc., a Minnesota fabric company, from 1991 to 1997, and was also employed with Klein Volvo, a large Minneapolis automobile dealer, from 1997 to 1999 . Mr. Hammond is responsible for the e-commerce web sites operated by the Company and heads up the development of Rachel's Gourmet Chocolates.

Danny Bob Berenberg

Danny Bob Berenberg is the President and CEO of Lincoln Dels, Inc., and President of Lincoln Baking, of which he has been the owner since his purchase of the companies in 1993, and Chief Manager of Crystals International, LLC, of which he has been the owner since his purchase of the company in 1996. Each of Lincoln Dels, Inc., Lincoln Baking, and Crystals International, LLC are food service companies located in the Minneapolis area. He is Chairman of the Board of the Bloomington Minnesota Convention and Visitors Bureau, Member of the Board of the Bloomington Hospitality Association, Vice Chair of the Bloomington Community Foundation, and a Member of the Board of Directors of The Thunderbird Hotel and Convention Center Corporation, both Bloomington, Minnesota hospitality companies. He received his Bachelors and JD degrees from the University of Minnesota.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, no Form 3's or Form 5's required to be filed under Section 16(a) of the Securities Exchange Act of 1934 were filed by any of the officers, directors, or greater than 10% percent shareholders of the Company since the date of effectiveness of the Company's Form 10-SB, December 19, 2000.

Item 10. Executive Compensation

The Company has entered into an employment agreement with Lawrence J. Castriotta, the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Castriotta's employment agreement commenced on August 1, 1999 and has an initial two-year term ending July 31, 2001. Mr. Castriotta is entitled to receive a salary of not less than $108,000 annually, which is subject to adjustment on an annual basis. As per the terms of his contract, Mr. Castriotta's annual salary was increased to $125,000 on August 1, 2000. In addition to the annual salary, in 1999, Mr. Castriotta was granted

100,000 shares of common stock of the Company, and was issued an option to purchase 200,000 shares of common stock of the Company at an exercise price of $1.00 per share, all of which were exercisable immediately, with an expiration date of September 10, 2009. Under the agreement, Mr. Castriotta is entitled to an automobile expense allowance of $525 per month and reimbursement for all other expenses related to said automobile. In the event that the agreement is terminated by either party prior to July 31, 2001, the Company will be obligated to pay Mr. Castriotta the greater of (i) all salary amounts which would otherwise be due Mr. Castriotta through July 31, 2001 if the agreement were not terminated, or (ii) one year's salary. Mr. Castriotta's employment agreement also provides for other customary fringe benefits. The agreement does not contain any payment of any amounts that would be considered "parachute payments" under Section 280G(b)(2) of the Internal Revenue Code. The agreement does contain certain protections for Mr. Castriotta, including indemnification for any individual liability relating to Mr. Castriotta's employment for liabilities of the Company existing or arising out of occurrences prior to August 1, 1999. The contract provides for disability payments under certain circumstances.

Triple-C-Inc. has entered into an employment agreement with Harm Scholtens, the
V. P. Sales & Marketing, Triple-C-Inc. Mr. Scholtens' employment agreement commenced on June 1, 2000 and has an one-year term. The agreement is automatically renewed and subject to one year terms, unless notice of termination is given by either party six months prior to the end of any termination date. Mr. Scholtens will receive a salary of not less than $100,000 annually. In addition to the annual salary, Mr. Scholtens is entitled to receive an earnings bonus based upon the revenues of Triple-C-Inc. In the event that Mr. Scholtens' employment with Triple-C-Inc. is terminated, Mr. Scholtens is entitled to receive severance pay of at least six months' salary and all bonuses earned to the date of termination. Under the agreement, Mr. Scholtens is entitled to an automobile expense allowance and reimbursement for all other expenses related to said automobile. Mr. Scholtens' employment agreement provides for other customary fringe benefits. The agreement does not contain any payment of any amounts that would be considered "parachute payments" under
Section 280G(b)(2) of the Internal Revenue Code. The agreement contains certain protections for Triple-C-Inc., including covenants against: (i) disclosure of proprietary information; and (ii) competition; and (iii) post-employment solicitation of employees. Triple-C-Inc. may terminate the agreement for "cause" (as defined in the agreement) or upon Mr. Scholtens' death or disability, and Mr. Scholtens' may terminate the agreement upon the occurrence of certain other events. The contract provides for disability payments under certain circumstances.

Compensation Table

The following Summary Compensation Table sets forth the cash compensation paid or accrued for services performed during the year ended December 31, 2000, for the executive officers of the Company (all compensation expressed in U.S. Dollars):

- --------------------------------------------------------------------------------
                                     Annual Compensation              All Other
                                                                    Compensation
- --------------------------------------------------------------------------------
                              Year    Salary       Bonus     Other
- --------------------------------------------------------------------------------
Lawrence J. Castriotta,       2000    $122,583     $ 0       (1)      $    0
Chairman of the Board,
President, CEO
- --------------------------------------------------------------------------------
Harm Scholtens, VP Sales      2000     114,687       0       (1)       1,325(2)
and Marketing,
Triple-C-Inc.
- --------------------------------------------------------------------------------

(1) Less than 10% of executive's total annual salary and bonus.

(2) The Company maintains and pays the premiums for a $333,800 term life insurance policy for the benefit of Harm Scholtens.

No long term compensation was awarded to the above individuals. No other executive officers of the Company received compensation that exceeded $100,000.

The Company did not grant any options or SARs to any executive officers of the Company in the last fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company's common stock as of December 31, 2000 by each of the Company's directors and executive officers.

                                            Shares Owned
                                            Beneficially &   Percentage of Total
Name & Address                              Of Record        Stock Outstanding
- --------------------------------------------------------------------------------
Lawrence J. Castriotta                        300,000(1)           3.1%
President, CEO & Chairman of the Board,
GO-RACHELS.COM CORP.

Leo Short                                     210,000(2)           2.1%
Executive VP Sales & Marketing,
GO-RACHELS.COM CORP.

Kent W. Hammond                               100,000(3)           1.0%
VP Specialty Marketing,
GO-RACHELS.COM CORP.

Harm Scholtens                                277,536(4)           2.8%
Director, GO-RACHELS.COM CORP.
VP Sales & Marketing, Triple-C-Inc.

Curtis Russell                                200,000(5)           2.0%
COO, Triple-C-Inc.

Danny Bob Berenberg                            60,000(6)            *
Director, GO-RACHELS.COM CORP.

Pablo Malacara                                      0               *
CFO, Triple-C-Inc.
GO-RACHELS.COM CORP.
ALL OFFICERS AND DIRECTORS                  1,147,536             11.7%


 *   Less than 1%

(1) Includes Mr. Castriotta's option to purchase 200,000 shares of common stock within the next 60 days at $1.00 per share.

(2) Includes Mr. Short's option to purchase 200,000 shares of common stock within the next 60 days at $1.00 per share.

(3) Includes Mr. Hammond's option to purchase 100,000 shares of common stock within the next 60 days at $.36 per share.

(4) Includes Mr. Scholtens' option to purchase 100,000 shares of common stock within the next 60 days at $5.50 per share.

(5) Includes Mr. Russell's option to purchase 100,000 shares of common stock within the next 60 days at $1.00 per share.

(6) Includes Mr. Berenberg's option to purchase 50,000 shares of common stock within the next 60 days at $.15 per share.

No person, group or entity has beneficial ownership of 5% or more of the outstanding equity in the Company.

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits and Reports on Form 8-K

Exhibit No.        Description

3.1.1(1)           Restated Articles of Incorporation*
3.1.2(1)           Amendment to Articles of Incorporation*
3.1.3(1)           Notice of Change of Registered Office/Registered Agent*
3.1.4(1)           Bylaws*
10.1(1)            Employment Agreement - Lawrence Castriotta*
10.2(1)            Employment Agreement - Harm Scholtens*
10.3(1)            Real Property Lease - Menomonie, Wisconsin*
10.4(1)            Real Property Lease - Hamilton, Ontario*
10.5(1)            Real Property Lease - Calgary, Alberta *
10.6(1)            Specimen of Convertible Debentures*
10.7               Gardner Resources License Agreement**
10.8               Gardner Resources Private Label Agreement**
11                 Statement re: Computation of Per-Share Earnings
21                 Subsidiaries of Registrant*

*     Previously filed with the Company's Form 10-SB dated November 30, 2000.

** Previously filed with the Company's Amendment Number One to Form 10-SB dated January 16, 2001.


Reports on Form 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GO-RACHELS.COM CORP.


         DATE: April 2, 2001              By: /s/
               -------------------            -------------------------------
                                              Lawrence Castriotta
                                              Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         DATE: April 2, 2001              By: /s/
               --------------------           -------------------------------
                                              Lawrence Castriotta
                                              Chief Executive Officer

         DATE: April 2, 2001              By: /s/
               --------------------           -------------------------------
                                              Pablo Malacara
                                              Chief Financial Officer

         DATE: April 2, 2001              By: /s/
               --------------------           -------------------------------
                                              Danny Berenberg
                                              Director

         DATE: April 2, 2001              By: /s/
               --------------------           -------------------------------
                                              Harm Scholtens
                                              Director

                              GO-RACHELS.COM CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000

                                 C O N T E N T S


                                                                         Page
                                                                         ----
INDEPENDENT AUDITOR'S REPORT                                             F-1

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated balance sheets                                          F-2

    Consolidated statements of operations                                F-3

    Consolidated statements of stockholders' equity                      F-4

    Consolidated statements of cash flows                                F-5

    Notes to consolidated financial statements                       F-6 to F-17

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
GO-RACHELS.COM CORP.
Bloomington, Minnesota

We have audited the accompanying consolidated balance sheets of GO-RACHELS.COM CORP. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GO-RACHELS.COM CORP. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that GO-RACHELS.COM CORP. and Subsidiaries will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred losses of $1,939,225 and $1,893,215 for 2000 and 1999, respectively, and as of December 31, 2000, had an accumulated deficit of $13,221,263. As discussed in the first paragraph of Note 15 to the consolidated financial statements, the Company also has a material uncertainty regarding a shareholder dispute. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                           /s/
                                                           ---------------------
                                                           Lurie Besikof Lapidus

Minneapolis, Minnesota
February 3, 2001

                     GO-RACHELS.COM CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                      -----------------------------
                                      ASSETS                              2000            1999
                                                                      ------------     ------------
CURRENT ASSETS
    Cash                                                              $         --     $     32,393
    Marketable securities                                                  133,950          206,400
    Accounts receivable, less allowance of $75,000 and $71,000           1,808,240        1,855,654
    Inventories, less allowance of $85,000 and $91,000                   3,482,195        3,785,988
    Prepaid expenses and other                                              35,766          100,081
    Restricted securities                                                  515,700               --
                                                                      ------------     ------------
       TOTAL CURRENT ASSETS                                              5,975,851        5,980,516

PROPERTY AND EQUIPMENT                                                     520,900          671,808

GOODWILL                                                                 2,840,194        3,019,627

OTHER ASSETS                                                               181,013          360,168
                                                                      ------------     ------------
                                                                      $  9,517,958     $ 10,032,119
                                                                      ============     ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Checks issued in excess of deposits                               $    104,580     $         --
    Line of credit borrowings                                            1,439,405        1,442,512
    Obligation payable to stockholder                                      515,700               --
    Convertible subordinated debt                                        2,035,685        1,513,746
    Notes payable                                                          645,713          668,972
    Current maturities of long-term debt                                    42,117           39,576
    Accounts payable                                                     4,000,570        3,338,112
    Accrued expenses                                                       696,158        1,066,430
                                                                      ------------     ------------
       TOTAL CURRENT LIABILITIES                                         9,479,928        8,069,348
                                                                      ------------     ------------
LONG-TERM DEBT, less current maturities                                     13,508           56,521
                                                                      ------------     ------------
COMMITMENTS AND CONTINGENCIES                                                   --               --
                                                                      ------------     ------------

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 20,000,000 shares authorized;
       no shares issued and outstanding                                         --               --
    Common stock, $.01 par value; 50,000,000 shares authorized;
       9,041,563 and 8,622,824 shares issued and outstanding                90,416           86,228
    Additional paid-in capital                                          13,128,676       13,002,078
    Accumulated other comprehensive income                                  26,693           99,982
    Accumulated deficit                                                (13,221,263)     (11,282,038)
                                                                      ------------     ------------
                                                                            24,522        1,906,250
                                                                      ------------     ------------

                                                                      $  9,517,958     $ 10,032,119
                                                                      ============     ============

                 See notes to consolidated financial statements.

                     GO-RACHELS.COM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year Ended December 31,
                                                       -----------------------------
                                                           2000             1999
                                                       ------------     ------------
SALES                                                  $ 17,250,432     $ 20,282,793

COST OF GOODS SOLD                                       13,515,820       15,140,726
                                                       ------------     ------------

GROSS MARGIN                                              3,734,612        5,142,067

OPERATING EXPENSES                                        5,413,628        6,622,689
                                                       ------------     ------------

OPERATING LOSS                                           (1,679,016)      (1,480,622)
                                                       ------------     ------------

NONOPERATING INCOME (EXPENSES)
    Interest                                               (604,346)        (679,626)
    Gain on foreign exchange                                201,056          341,392
    Other                                                    51,881          (55,559)
                                                       ------------     ------------
                                                           (351,409)        (393,793)
                                                       ------------     ------------

LOSS BEFORE INCOME TAXES                                 (2,030,425)      (1,874,415)

INCOME TAX PROVISION (BENEFIT)                              (91,200)          18,800
                                                       ------------     ------------

NET LOSS                                               $ (1,939,225)    $ (1,893,215)
                                                       ============     ============

NET LOSS PER SHARE - BASIC AND DILUTED                 $       (.22)    $       (.23)
                                                       ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING -
    BASIC AND DILUTED                                     8,661,938        8,079,345


                 See notes to consolidated financial statements.

                     GO-RACHELS.COM CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       Accumulated
                                                  Common Stock          Additional        Other
                                          --------------------------     Paid-In      Comprehensive    Accumulated
                                             Shares        Amount        Capital          Income         Deficit          Total
                                          -----------   ------------   ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1998                7,205,689   $     72,057   $ 11,846,886    $     65,122    $ (9,388,823)   $  2,595,242
                                                                                                                       ------------
   Comprehensive loss:
      Net loss                                     --             --             --              --      (1,893,215)     (1,893,215)
      Net unrealized gain on securities            --             --             --           8,704              --           8,704
      Foreign currency translation gain            --             --             --          26,156              --          26,156
                                                                                                                       ------------
         Total comprehensive loss                  --             --             --              --              --      (1,858,355)
                                                                                                                       ------------

   Common stock issued for:
      Cash                                    361,979          3,620        362,359              --              --         365,979
      Services                                616,000          6,160        485,340              --              --         491,500
      Financing                               439,156          4,391        275,848              --              --         280,239
   Issuance of options and warrants                --             --         78,180              --              --          78,180
   Stock issuance costs                            --             --        (46,535)             --              --         (46,535)
                                         ------------   ------------   ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1999                8,622,824         86,228     13,002,078          99,982     (11,282,038)      1,906,250
                                                                                                                       ------------
   Comprehensive loss:
      Net loss                                     --             --             --              --      (1,939,225)     (1,939,225)
      Net unrealized loss on securities            --             --             --         (62,474)             --         (62,474)
      Foreign currency translation loss            --             --             --         (10,815)             --         (10,815)
                                                                                                                       ------------
         Total comprehensive loss                  --             --             --              --              --      (2,012,514)
                                                                                                                       ------------

   Common stock issued for:
      Services                                110,000          1,100         18,400              --              --          19,500
      Financing                               308,739          3,088         96,912              --              --         100,000
   Issuance of warrants                            --             --         11,286              --              --          11,286
                                         ------------   ------------   ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2000                9,041,563   $     90,416   $ 13,128,676    $     26,693    $(13,221,263)   $     24,522
                                         ============   ============   ============    ============    ============    ============


                 See notes to consolidated financial statements.

                     GO-RACHELS.COM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended December 31,
                                                          ---------------------------
                                                              2000            1999
                                                          -----------     -----------
OPERATING ACTIVITIES
    Net loss                                              $(1,939,225)    $(1,893,215)
    Adjustments to reconcile net loss to net cash used
      by operating activities:
       Depreciation                                           189,712         213,253
       Amortization                                           179,433         179,434
       Deferred taxes                                          20,000         (70,000)
       Interest expense added to debt principal               219,967          89,661
       Gain on sales of marketable securities                 (97,558)        (63,336)
       Loss on sales of property and equipment                     --          50,783
       Common stock issued for services                        19,500         491,500
       Options and warrants issued                             11,286          78,180
       Changes in operating assets and liabilities:
          Accounts receivable                                  47,414         160,441
          Inventories                                         303,793          28,693
          Prepaid expenses and other                          212,655          94,854
          Accounts payable                                    662,458        (787,612)
          Accrued expenses                                   (370,272)        345,089
                                                          -----------     -----------
             Net cash used by operating activities           (540,837)     (1,082,275)
                                                          -----------     -----------

INVESTING ACTIVITIES
    Proceeds from sales of marketable securities              107,534         124,780
    Purchases of property and equipment                       (54,804)       (101,199)
    Proceeds from sales of property and equipment              16,000          52,500
                                                          -----------     -----------
             Net cash provided by investing activities         68,730          76,081
                                                          -----------     -----------

FINANCING ACTIVITIES
    Increase in checks issued in excess of deposits           104,580              --
    Net payments on line of credit borrowings                  (3,107)        (32,366)
    Proceeds from debt                                        701,957       1,257,855
    Payments on debt                                         (363,716)       (518,066)
    Proceeds from sale of common stock                             --         365,979
    Stock issuance costs                                           --         (46,535)
                                                          -----------     -----------
             Net cash provided by financing activities        439,714       1,026,867
                                                          -----------     -----------

NET INCREASE (DECREASE) IN CASH                               (32,393)         20,673

CASH

    Beginning of year                                          32,393          11,720
                                                          -----------     -----------

    End of year                                           $        --     $    32,393
                                                          ===========     ===========


                 See notes to consolidated financial statements.

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Significant Accounting Policies -

       Nature of Business

       The Company manufactures, markets and distributes "Rachel's Made From the Heart" gourmet potato chips. The potato chips are sold by independent distributors and Company sales personnel to grocery and convenience stores, restaurants, and other retail and institutional accounts. The Company also manufactures potato chips for others under private labels. In addition, the Company distributes confectionery and specialty snacks primarily in Canada.

       Principles of Consolidation

       The consolidated financial statements include the accounts of GO-RACHELS.COM CORP., its U.S. subsidiary, Rachel's Gourmet Snacks, Inc., and its Canadian subsidiary, Triple-C-Inc. (collectively "the Company"). All significant intercompany balances and transactions are eliminated.

       Management Estimates

       The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant management estimates relate to amortization periods for goodwill and the valuation allowance on deferred tax assets.

       Revenue Recognition

       The Company recognizes revenue at the time product is shipped to a customer. Estimated allowances for bad debts, discounts and returns are recorded at the time of sale as a reduction against accounts receivable with a charge to the statement of operations.

       Foreign Currency Translation and Transactions

       Assets and liabilities of Triple-C-Inc. are translated at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the average yearly exchange rate. Translation adjustments arising from the use of differing exchange rates are reported as other comprehensive income (loss) in stockholders' equity.

       Triple-C-Inc. had foreign currency transaction gains of approximately $201,100 and $341,400 in the years ended December 31, 2000 and 1999, respectively. The gains are reported as nonoperating income in the statements of operations.

       Fair Value of Financial Instruments

       The carrying amounts of financial instruments consisting of cash, marketable securities, receivables, line of credit borrowings, convertible subordinated debt, notes payable, long-term debt, accounts payable, accrued expenses and off balance sheet foreign exchange contracts approximate their fair values.

       (continued)

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Significant Accounting Policies - (continued)

       Marketable Securities

       Marketable securities are classified as available-for-sale securities and are recorded at fair value.

       Inventories

       Inventories, consisting primarily of food products available for resale, are valued at the lower of cost or market, with cost determined on a moving average basis and market determined at net realizable value.

       Property and Equipment

       Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using both the straight-line and declining balance methods over the estimated useful lives of the assets, primarily three to eleven years. Leasehold improvements are amortized over the lease term.

       Goodwill

       Goodwill represents the excess of the purchase price and related costs over the fair value of the identifiable net assets of businesses acquired and is amortized on a straight-line basis over 20 years. The Company evaluates goodwill for impairment by comparing the net carrying values to the undiscounted future cash flows of the assets acquired. This evaluation is done whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, but in no event less than annually. Accumulated amortization was $748,478 and $569,045 at December 31, 2000 and 1999, respectively.

       Common Stock Issued

       The Company issued common stock for consulting, manufacturing and distribution services and financing. The value of these services and financing was based on the fair value of the common stock as determined by sales during the same time periods. The costs of the services were charged to operations and stockholders' equity was increased. Stock issued for financing was to settle liabilities and to obtain additional debt financing.

       Stock Based Compensation

       The Company accounts for employee stock options under Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and provides the disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Options and warrants to nonemployees are accounted as required by SFAS No. 123.

       Advertising Costs

       Advertising costs are expensed as incurred and totaled $276,600 and $805,400 in 2000 and 1999, respectively.

       (continued)

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Significant Accounting Policies - (continued)

       Credit Risk

       Significant concentrations of credit risk exist in marketable securities which are invested in one entity and accounts receivable which are due from customers dispersed across different geographic and economic regions in the Upper Midwest and Canada.

       Net Loss Per Share

       Net loss per share - basic is determined by dividing the net loss by the weighted average common shares outstanding. Net loss per share - diluted normally includes common stock equivalents (options, warrants and convertible debentures), but were excluded since their effect was antidilutive.

       Reclassifications

       Certain reclassifications were made to the 1999 financial statements to make them comparable with 2000. The reclassifications did not effect previously reported stockholders' equity, net loss, or net cash flows.

       Recent Accounting Pronouncement

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was effective for years beginning after June 15, 2000, as amended. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. Management believes this pronouncement will not significantly effect its financial statements.


2.     Going Concern -

       The consolidated financial statements were prepared assuming the Company will continue as a going concern. The Company incurred net losses of $1,939,225 and $1,893,215 for 2000 and 1999, respectively, and as of
       December 31, 2000, has an accumulated deficit of $13,221,263. The Company also has a material uncertainty regarding a shareholder dispute (Note
       16). These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

       The Company's continuation as a going concern is dependent upon its ability to generate sufficient operating cash flows and obtain additional financing or refinancing to meet its obligations. The Company is aggressively pursuing plans to increase sales and profits and decrease operating expenses. In addition, the Company is attempting to raise additional debt and equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities should the Company be unable to continue as a going concern.

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Marketable Securities -

       Net unrealized gain and loss on marketable securities, which are classified as available-for-sale securities, are included in accumulated other comprehensive income in stockholders' equity. The cost of available-for-sale securities is $26,793 and $36,769 at December 31, 2000 and 1999, respectively. The Company had gross realized gains of $97,558 and $63,336 on these securities, based on cost determined on an average basis, in 2000 and 1999, respectively.

       For purposes of other comprehensive loss, net unrealized gain (loss) on securities, net of reclassification adjustments, is as follows:

                                                        Year Ended December 31,
                                                        -----------------------
                                                           2000         1999
                                                        ----------   ----------
       Unrealized holding gain                          $   35,084   $   72,040
       Less reclassification adjustment for realized
         gains included in net loss                        (97,558)     (63,336)
                                                         ---------   ----------
       Net unrealized gain (loss)                       $  (62,474)  $    8,704
                                                        ==========   ==========


4.     Restricted Securities and Obligation Payable to Stockholder -

       The securities consist of common stock of a publicly traded company held specifically for the retirement of the obligation payable. The securities are carried at cost which represents their fair value at the time they were transferred to the Company in return for the obligation payable. The securities' fair value at December 31, 2000 is $544,350. The obligation payable is due on demand with interest at 4.75%.

5.     Property and Equipment -

       Property and equipment consist of the following:

                                                  December 31,        Estimated
                                           ------------------------    Useful
                                              2000          1999     Lives-Years
                                           ----------   -----------  -----------

       Machinery and equipment             $  619,487   $  635,161     3 to 10
       Furniture and fixtures                 407,985      392,562     3 to 11
       Vehicles                                56,792       56,894        3
       Leasehold improvements                 158,545      165,924       15
                                           ----------   ----------
                                            1,242,809    1,250,541
       Less accumulated depreciation          721,909      578,733
                                           ----------   ----------
                                           $  520,900   $  671,808
                                           ==========   ==========

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Line of Credit -

       At December 31, 2000, Triple-C-Inc. has a $5,007,000 ($7,500,000 CAN)
       revolving line of credit facility, expiring October 2003, subject to a four year extension. Borrowings are due on demand, bear interest at the prime rate (9.0% and 8.0% at December 31, 2000 and 1999, respectively) plus 1.5% to 2% (as defined), and are collateralized by substantially all Triple-C-Inc. assets. Advances are subject to defined limitations on the collateralized assets. The line has requirements relating to tangible net worth, additional debt, and dividends, among others.

       A previous line of credit facility for Triple-C-Inc. with another financial institution was terminated in 1999.


7.     Convertible Subordinated Debt -

       GO-RACHELS.COM CORP. had $1,591,770 and $1,094,317 of short-term, six months to one year, 12% convertible subordinated unsecured debentures at December 31, 2000 and 1999, respectively. The debentures are convertible into common stock at $2.50 per share.

       Triple-C-Inc. had $443,915 and $419,429 of short-term, six months to one year, 12% convertible subordinated unsecured debentures at December 31, 2000 and 1999, respectively. The debentures are subordinated to borrowings under the line of credit and are convertible into common stock of Triple-C-Inc. at 80% of the initial public offering (IPO) price upon completion of any Triple-C-Inc. IPO. Since the convertible subordinated debentures have a beneficial conversion feature only if a Triple-C-Inc. IPO is completed, no beneficial conversion interest has been recorded at this time.


8.     Notes Payable -

       Notes payable consist of the following:                  December 31,
                                                           ---------------------
                                                              2000        1999
                                                           ---------   ---------
       Stockholders:
          15.00%, collateralized by all Company assets     $ 283,256   $ 157,164

          6.00% to 17.75%, unsecured                         193,058     310,468

          8.00%, retired in 2000                                  --     100,000

       Other:
          12.25%, collateralized by restricted securities    100,000          --

          8.10% and 10.75%, respectively,
             collateralized by marketable securities          69,399     101,340
                                                           ---------   ---------

                                                           $ 645,713   $ 668,972
                                                           =========   =========

       Interest on all stockholder debt, including convertible subordinated debt and the obligation payable, was approximately $340,000 and $485,000 for 2000 and 1999, respectively.

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Long-Term Debt -

       Long-term debt consists of the following:

                                                                             December 31,
                                                                         ------------------
                                                                          2000       1999
                                                                         -------    -------
       Capital lease obligations, interest imputed at 13.0%, due 2002    $32,912    $63,279

       Notes payable in monthly installments of $1,026,
       including interest at 5.9% to 9.9%, due December 2002,
       collateralized by vehicles                                         22,713     32,818
                                                                         -------    -------
                                                                          55,625     96,097
       Less current maturities                                            42,117     39,576
                                                                         -------    -------
                                                                         $13,508    $56,521
                                                                         =======    =======


10.    Stock Options and Warrants -

       Stock Options

       The Company has a nonqualified stock option plan which authorizes the granting of stock options to employees, directors, and others to purchase up to 2,500,000 shares of common stock. Vesting and award terms are at the discretion of the Board of Directors, but cannot exceed ten years.

       Stock option activity was as follows:

                                                  2000                    1999
                                       ------------------------------------------------
                                                     Weighted-                Weighted-
                                                      Average                  Average
                                                     Exercise                 Exercise
                                        Options        Price     Options        Price
                                       ---------     --------   ---------     --------
       Outstanding, beginning of year  2,297,498     $   1.84   2,292,496     $   1.87
          Granted                         10,000          .15     450,000          .86
          Expired/cancelled               (5,000)       (1.00)   (444,998)       (1.00)
                                       ---------                ---------

       Outstanding, end of year        2,302,498         1.84   2,297,498         1.84
                                       =========                =========

       The weighted-average grant-date fair value for options granted was as follows:

                                                        2000                 1999
                                               --------------------   ---------------------
                                                            Fair                    Fair
                                                Options     Value      Options      Value
                                               ---------   --------   ---------   ---------
       Option price equals stock price            10,000   $    .04     230,000   $     .17
       Option price greater than stock price          --        .00     220,000         .00
                                               ---------              ---------
                                                  10,000        .04     450,000         .09
                                               =========              =========

(continued)

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Stock Options and Warrants - (continued)

       Stock options outstanding and exercisable at December 31, 2000, are as follows:

                                          Weighted -
                                           Average
                                          Remaining
         Exercise        Options         Contractual           Exercisable
           Price       Outstanding        Life-Years            Options
       -----------    --------------      ----------         -------------
          $   .15            10,000           4.5                 10,000
              .36           100,000           8.8                 20,000
             1.00         1,559,998           4.5              1,323,998
             1.75            80,000           7.9                 80,000
             2.83           150,000           6.7                 90,000
             3.00            60,000           5.7                 38,000
             5.50           342,500           2.2                323,500
                        ------------                         ------------
                          2,302,498           4.6              1,885,498
                        ============                         ============

       The weighted-average exercise price for the exercisable options at December 31, 2000, was $1.92.

       If the Company recognized compensation expense for options based on the fair value at the grant-dates consistent with the method prescribed by SFAS No. 123, net loss and per share disclosures would change to the pro forma amounts below:

                                                    Year Ended December 31,
                                                ------------------------------
                                                     2000             1999
                                                -------------    -------------
       Net loss:
          As reported                           $  (1,939,225)   $  (1,893,215)
          Pro forma                                (2,039,132)      (2,011,216)

       Net loss per share - basic and diluted:
          As reported                                    (.22)            (.23)
          Pro forma                                      (.24)            (.25)

(continued)

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Stock Options and Warrants - (continued)

Stock Warrants

       The Company issued various compensatory warrants for short-term debt financing, services, and issuance of common stock.

       Stock warrant activity was as follows:

                                                 2000                    1999
                                          ----------------------   ----------------------
                                                       Weighted-                Weighted-
                                                        Average                  Average
                                                       Exercise                 Exercise
                                          Warrants      Price      Warrants      Price
                                         ----------   ---------    ---------   ---------
       Outstanding, beginning of year     2,726,527   $    1.62    2,864,247   $    1.61
          Issued                            342,185         .39      217,280        1.07
          Expired/cancelled                (204,937)      (1.84)    (355,000)      (1.18)
                                         ----------               ----------

       Outstanding, end of year           2,863,775        1.46    2,726,527        1.62
                                         ==========               ==========

       The weighted-average grant-date fair value for warrants issued was as follows:

                                                         2000                   1999
                                                  -------------------    -------------------
                                                              Fair                   Fair
                                                  Warrants    Value      Warrants    Value
                                                  --------   --------    --------   --------
       Warrant price less than stock price              --   $     --     101,500   $    .71
       Warrant price equals stock price            200,000        .06      32,666        .19
       Warrant price greater than stock price      142,185        .00      83,114        .00
                                                  --------               --------
                                                   342,185        .03     217,280        .36
                                                  ========               ========

       All warrants outstanding at December 31, 2000, were exercisable.

       Assumptions

       The fair value of options and warrants is estimated at grant-date using the Black-Scholes option-pricing model with the following weighted-average assumptions:
                                         Options          Warrants
                                     --------------    --------------
                                      2000     1999     2000     1999
                                     -----    -----    -----    -----
       Risk-free interest rate       6.63%    5.72%    5.92%    5.15%
       Expected life - years            5        5        5        5
       Expected volatility*             0%       0%       0%       0%
       Expected dividend rate           0%       0%       0%       0%

       * Since less than 5% of the Company's stock was traded throughout most of 2000 and 1999, the Company is essentially a nonpublic entity. Therefore, volatility was set at 0% as permitted by SFAS 123.

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Income Taxes -

       Income tax expense (benefit) consists of the following:

                                 Year Ended December 31,
                             ------------------------------
                                 2000                1999
                             -----------         ----------
          Foreign:
             Current         $  (111,200)        $   88,800
             Deferred             20,000            (70,000)
                             -----------         ----------
                             $   (91,200)        $   18,800
                             ===========         ==========

       Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows:

                                                    Year Ended December 31,
                                                   ------------------------
                                                    2000               1999
                                                   -----              -----
       Benefit at statutory tax rate               (34.0)%            (34.0)%
       Net operating loss not recognized            37.0               39.4
       Change in valuation allowance                  .1                 .1
       Foreign taxes                                (4.5)               1.0
       Other                                        (3.1)              (5.5)
                                                   -----              -----
       Effective tax rate                           (4.5)%              1.0%
                                                   =====              =====

       Significant components of net deferred tax assets are as follows:

                                                   December 31
                               -------------------------------------------------
                                         2000                      1999
                               -----------------------    ----------------------
                                 Current     Long-Term      Current    Long-Term
                                ----------  ----------    ----------  ----------

       Deferred tax assets:
          Loss carryforwards    $4,995,000  $       --    $4,240,000  $       --
          Other                         --      50,000            --      70,000
                                ----------  ----------    ----------  ----------
                                 4,995,000      50,000     4,240,000      70,000
       Valuation allowance      (4,995,000)         --    (4,240,000)         --
                                ----------  ----------    ----------  ----------

       Net deferred tax assets  $       --  $   50,000    $       --  $   70,000
                                ==========  ==========    ==========  ==========

       Long-term deferred tax assets are included with other noncurrent assets on the balance sheets.

       The valuation allowance was provided as it is probable the deferred tax asset will not be realized. The valuation allowance increased by approximately $755,000 and $740,000 for 2000 and 1999, respectively, primarily because of the Company's inability to utilize net operating losses.

       State and provincial tax effects are insignificant and not separately disclosed.

(continued)

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Income Taxes - (continued)

       The Company had the following approximate net operating loss carryforwards for U. S. federal income tax purposes:

             Year of
            Expiration                 Amount
          --------------            ------------
               2008                 $     23,000
               2009                      118,000
               2010                    1,234,000
               2011                    1,396,000
               2012                    2,791,000
               2018                    2,869,000
               2019                    2,177,000
               2020                    1,210,000
                                    ------------
                                    $ 11,818,000
                                    ============

       In addition, the Company had approximately $670,000 of net operating loss carryforwards available for Canadian federal income tax purposes which generally expire in 2007.

12.    Lease Commitments -

       Facilities and equipment are utilized under operating leases expiring through 2009. The facilities leases require monthly base rents plus operating expenses and/or property taxes as defined in the leases. Some leases contain renewal options.

       Rent expense was $419,000 and $396,100 for 2000 and 1999, respectively.

       Approximate future minimum lease payments are as follows:

                 Year                Amount
             ------------         ------------
                 2001             $    421,800
                 2002                  193,100
                 2003                  110,100
                 2004                   94,500
                 2005                   85,500
              Thereafter               249,600
                                  ------------
                                  $  1,154,600
                                  ============

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Supplemental Disclosures of Cash Flow Information -

                                                                        Year Ended December 31,
                                                                    -------------------------------
                                                                        2000              1999
                                                                    -------------     -------------
       Cash paid for interest                                       $     335,966     $     211,204

       Noncash operating, investing, and financing activities:
          Unrealized gains (losses) on securities                         (62,474)            8,704
          Foreign currency translation gain (loss)                        (10,815)           26,156
          Stock issued to settle liabilities                              100,000            84,117
          Convertible subordinated debt refinanced                      2,701,157           669,336
          Receipt of restricted securities for obligation payable         515,700                --
          Receipt of restricted securities for
             3% subordinated convertible debentures                            --           965,037
          Retirement of 3% subordinated convertible
             debenture with restricted securities                              --           965,037
          Retirement of prior line of credit                                   --         1,412,250
          Stock issued for prepaid financing costs                             --           196,122

14.    Segment Information and Foreign Operations -

       The Company has two reportable segments: confectionery snacks and snack foods. The two reportable segments are strategic business units that offer different products. The confectionery snacks segment distributes confectionery products. The snack foods segment manufactures and distributes potato chips. The accounting policies for the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss from operations after income taxes. The operations of the confectionery snack segment are in Canada and the remainder of the operations are in the United States. The Company protects itself from adverse changes in foreign currencies by, at times, hedging with foreign exchange contracts. Such items are translated at the foreign exchange contract rate. The terms of the contracts are generally less than one year. Gains and losses on the contracts are recorded when the related transaction occurs. At December 31, 2000, the Company had no foreign exchange contracts outstanding.

                                                                         2000
                                 ---------------------------------------------------------------------------------------
                                  Confectionery        Snack            Segment           Corporate
                                      Snacks           Foods            Totals          Headquarters       As Reported
                                 ----------------   -------------    --------------    ---------------   ---------------
       Sales from
        external customers        $  16,158,114     $  1,092,318     $  17,250,432     $          --     $   17,250,432
       Interest expense                 302,393          (27,101)          275,292           329,054            604,346
       Depreciation                      93,460           49,586           143,046            46,666            189,712
       Goodwill amortization            131,249           48,184           179,433                --            179,433
       Income tax benefit               (91,200)              --           (91,200)               --            (91,200)
       Net loss                        (857,021)        (201,132)       (1,058,153)         (881,072)        (1,939,225)
       Expenditures for
        segment assets                   36,742           18,062            54,804                --             54,804
       Segment assets:
          Tangible                    5,577,236          356,479         5,933,715           744,049          6,677,764
          Goodwill                    2,165,612          674,582         2,840,194                --          2,840,194

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         1999
                                 ---------------------------------------------------------------------------------------
                                  Confectionery        Snack            Segment           Corporate
                                      Snacks           Foods            Totals          Headquarters       As Reported
                                 ---------------    -------------    --------------    ---------------   ---------------
       Sales from
        external customers        $  18,748,885     $  1,533,908     $  20,282,793     $          --     $   20,282,793
       Interest expense                 195,033           24,750           219,783           459,843            679,626
       Depreciation                      96,578           51,051           147,629            65,624            213,253
       Goodwill amortization            131,250           48,184           179,434                --            179,434
       Income taxes                      18,800               --            18,800                --             18,800
       Net income (loss)                169,598         (280,156)         (110,558)       (1,782,657)        (1,893,215)
       Expenditures for
         segment assets                  90,410            1,863            92,273             8,926            101,199
       Segment assets:
          Tangible                    6,158,520          388,374         6,546,894           465,598          7,012,492
          Goodwill                    2,296,861          722,766         3,019,627                --          3,019,627

15.    Major Vendors -

       Approximately 29% of the Company's merchandise in 2000 was purchased from two suppliers in the United States and Belgium. Approximately 28% of the Company's merchandise in 1999 was purchased from two suppliers in the United States and the Netherlands.

16.    Contingencies and Uncertainties -

       The Company has a dispute relating to options held by certain stockholders. The stockholders believe the Company is required to repurchase their 608,000 shares for $3.221 per share ($1,958,368) with five year 6% promissory notes. The Company believes the stockholders did not exercise their options by the October 1, 1999, specified date in the manner required. The stockholders assert that they did properly exercise their options and the Company's dispute is without merit. It is possible that either party may resort to judicial resolution of this matter. While the Company is confident that it did not receive actual or constructive notice of exercise of the stockholders' right to require the Company to purchase all or part of its shares, it is a possibility that litigation with the stockholders will result in an adverse judgement against the Company, which may have a material adverse effect on the Company and its operations, and may jeopardize the Company's ability to continue as a going concern (Note 2). The terms of the notes require the principal to be paid in full five years after the exercise of the options with semi-annual interest payments. The outcome at this time cannot be determined.

       The Company is also a defendant to various claims in litigation, and in some cases judgements have been awarded to the plaintiffs. The Company is currently engaged in negotiations with several of these plaintiffs. The potential for payment of these judgements by judicial means exists, and satisfaction of these judgements may have a material adverse affect on the financial condition of the Company. The liabilities relating to the judgements are included in accounts payable at December 31, 2000.