Form 10QSB
period 2001-03-31
GO RACHELS COM CORP
filed 2001-05-15
CIK 1107508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(Mark One)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31317

                              GO-RACHELS.COM CORP.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

           Minnesota                                   41-1766701
           ---------                                   ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


            8120 Penn Avenue South, Suite 140, Bloomington, MN 55431
                    (Address of principal executive offices)

                                 (952) 884-2305
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X) No ( )

The Registrant had 9,404,863 shares of Common Stock, $.01 par value outstanding as of April 30, 2001.


Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [x]

                              GO-RACHELS.COM CORP.

                                   FORM 10-QSB

                                Table of Contents

PART I.        FINANCIAL INFORMATION..........................................3
   Item 1.     Financial Statements...........................................3
   Item 2.     Management's Discussion and Analysis or Plan of Operation.....10
PART II.       OTHER INFORMATION.............................................12
   Item 1.     Legal Proceedings.............................................12
   Item 2.     Changes in Securities.........................................12
   Item 3.     Defaults Upon Senior Securities...............................14
   Item 4.     Submissions Of Matters To A Vote Of Security Holders..........14
   Item 5.     Other Information.............................................14
   Item 6.     Exhibits And Reports On Form 8-K..............................14
SIGNATURE....................................................................15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                      GO-RACHELS.COM CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three Months Ended
                                                 March 31,
                                         --------------------------
                                            2000           2001
                                         -----------    -----------

SALES                                    $ 4,239,375    $ 4,166,669

COST OF GOODS SOLD                         3,378,394      3,022,158
                                         -----------    -----------

GROSS MARGIN                                 860,981      1,144,511

OPERATING EXPENSES                         1,412,705      1,684,246
                                         -----------    -----------

OPERATING LOSS                              (551,724)      (539,735)
                                         -----------    -----------

NONOPERATING INCOME (EXPENSES)
  Interest                                  (168,079)      (204,062)
  Gain on foreign exchange                    44,583             --
  Other                                       86,588         (1,069)
                                         -----------    -----------
                                             (36,908)      (205,131)
                                         -----------    -----------

LOSS BEFORE INCOME TAXES                    (588,632)      (744,866)

INCOME TAX BENEFIT                            19,500             --
                                         -----------    -----------

NET LOSS                                 $  (569,132)   $  (744,866)
                                         ===========    ===========

NET LOSS PER SHARE - BASIC AND DILUTED   $     (0.07)   $     (0.08)
                                         ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                        8,622,284      9,344,313






See notes to condensed consolidated financial statements.

             GO-RACHELS.COM CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       December 31,      March 31,
                                                                            2000            2001
                                                                       ------------    ------------
                                                                         (audited)      (unaudited)
             ASSETS
CURRENT ASSETS
  Cash                                                                 $         --    $     52,458
  Marketable securities                                                     133,950         126,900
  Accounts receivable, less allowance of $75,000 and $56,000              1,808,240       1,993,358
  Inventories, less allowance of $75,000 and $85,000                      3,482,195       3,676,601
  Prepaid expenses and other                                                 35,766          81,052
  Restricted securities                                                     515,700         515,700
                                                                       ------------    ------------
      TOTAL CURRENT ASSETS                                                5,975,851       6,446,069

PROPERTY AND EQUIPMENT                                                      520,900         565,535

GOODWILL                                                                  2,840,194       2,795,335

OTHER ASSETS                                                                181,013         177,922
                                                                       ------------    ------------

                                                                       $  9,517,958    $  9,984,861
                                                                       ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
  Checks issued in excess of deposits                                  $    104,580    $         --
  Line of credit borrowings                                               1,439,405       1,727,398
  Obligation payable to stockholder                                         515,700         515,700
  Convertible subordinated debt                                           2,035,685       2,555,765
  Notes payable                                                             645,713         557,591
  Current maturities of long-term debt                                       42,117          47,600
  Accounts payable                                                        4,000,570       4,169,901
  Accrued expenses                                                          696,158         932,659
                                                                       ------------    ------------
      TOTAL CURRENT LIABILITIES                                           9,479,928      10,506,614
                                                                       ------------    ------------

LONG-TERM DEBT, less current maturities                                      13,508          92,765
                                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                    --              --
                                                                       ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $.01 par value; 20,000,000 shares authorized;
    no shares issued and outstanding                                             --              --
  Common stock, $.01 par value; 50,000,000 shares authorized;
    9,041,563 and 9,404,863 shares issued and outstanding                    90,416          94,049
  Additional paid-in capital                                             13,128,676      13,225,868
  Accumulated other comprehensive income                                     26,693          31,694
  Accumulated deficit                                                   (13,221,263)    (13,966,129)
                                                                       ------------    ------------
                                                                             24,522        (614,518)
                                                                       ------------    ------------

                                                                       $  9,517,958    $  9,984,861
                                                                       ============    ============


See notes to condensed consolidated financial statements.

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                   2000         2001
                                                                                ---------    ---------
OPERATING ACTIVITIES
  Net loss                                                                      $(569,132)   $(744,866)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation                                                                   49,528       46,833
    Amortization                                                                   44,858       44,859
    Gain on sales of marketable securities                                        (97,558)          --
    Common stock issued for services                                                   --       60,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                         (97,247)    (185,118)
      Inventories                                                                (369,951)    (194,406)
      Prepaid expenses and other                                                  105,122       20,681
      Accounts payable                                                            255,729      169,331
      Accrued expenses                                                            (60,694)     236,501
                                                                                ---------    ---------
        Net cash used by operating activities                                    (739,345)    (546,185)
                                                                                ---------    ---------

INVESTING ACTIVITIES
  Proceeds from sales of marketable securities                                    107,534           --
  Purchases of property and equipment                                             (29,358)      (3,443)
                                                                                ---------    ---------
        Net cash provided (used) by investing activities                           78,176       (3,443)
                                                                                ---------    ---------

FINANCING ACTIVITIES
  Decrease in checks issued in excess of deposits                                      --     (104,580)
  Net proceeds on line of credit borrowings                                       628,881      287,993
  Proceeds from debt                                                              183,725      553,981
  Payments on debt                                                               (112,273)    (135,308)
                                                                                ---------    ---------
        Net cash provided by financing activities                                 700,333      602,086
                                                                                ---------    ---------

NET INCREASE IN CASH                                                               39,164       52,458

CASH
  Beginning of period                                                              32,393           --
                                                                                ---------    ---------

  End of period                                                                 $  71,557    $  52,458
                                                                                =========    =========

Cash paid for Interest                                                          $  90,418    $  69,648

Noncash operating, financing and investing activities:
  Equipment acquired under capital lease                                        $      --    $  98,025
  Common stock issued for prepaid financing costs                                      --       40,825
  Unrealized losses on securities                                                 (39,751)      (7,050)
  Foreign currency translation gain                                                   523       12,501



See notes to condensed consolidated financial statements.

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1.  Basis of Presentation and Significant Accounting Policies -

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of GO-RACHELS.COM CORP., its U.S. subsidiary, Rachel's Gourmet Snacks, Inc., and its Canadian subsidiary, Triple-C-Inc. (collectively "the Company"). All significant intercompany balances and transactions have been eliminated.

Management Estimates

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant management estimates relate to amortization periods for goodwill and the valuation allowance on deferred tax assets.

Revenue Recognition

The Company recognizes revenue at the time product is shipped to a customer. Estimated allowances are recorded at the time of sale as a reduction against accounts receivable with a charge to the statement of operations.

Foreign Currency Translation and Transactions

Assets and liabilities of Triple-C-Inc. are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average period exchange rate. Translation adjustments arising from the use of differing exchange rates are reported as other comprehensive income (loss) in stockholders' equity.

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

Goodwill

Goodwill represents the excess of the purchase price and related costs over the fair value of the identifiable net assets of businesses acquired and is amortized on a straight-line basis over 20 years. The Company evaluates goodwill periodically for impairment by comparing the net carrying values to the undiscounted future cash flows of the assets acquired. This evaluation is done whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, but in no event less than annually.

Common Stock Issued

The Company issued common stock for services and financing. The value of these services and financing was based on the fair value of the common stock as determined by sales during the same time periods. The costs of the services were charged to operations and stockholders' equity was increased. Stock issued for financing was to settle liabilities and to obtain additional debt financing.

Stock-Based Compensation

The Company accounts for employee stock options under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and provides the disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Options and warrants to nonemployees are accounted as required by SFAS No. 123.

Credit Risk

Significant concentrations of credit risk exist in marketable securities which are invested in one entity and accounts receivable which are due from customers dispersed across different geographic and economic regions in the Upper Midwest and Canada.

Net Loss Per Share

Net loss per share - basic is determined by dividing the net loss by the weighted average common shares outstanding. Net loss per share - diluted normally includes common stock equivalents (options, warrants and convertible debentures), but were excluded since their effect was antidulitive.

2.  Going Concern

The condensed consolidated financial statements were prepared in contemplation of the Company as a going concern. The Company has incurred net losses of $1,893,215, $1,939,225 and $744,866 for calendar years 1999 and 2000 and the three months ended March 31, 2001, respectively, and as of March 31, 2001, has a stockholders' deficiency of $614,518, including an accumulated deficit of $13,966,129. The Company also has a material uncertainty regarding a shareholder dispute (Note 3). These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient operating cash flows and obtain additional financing or refinancing to meet its obligations. The Company is aggressively pursuing plans to increase sales and profits and decrease operating expenses. In addition, the Company is attempting to raise debt and equity financing. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities should the Company be unable to continue as a going concern.

3. Contingencies and Uncertainties

The Company has a dispute relating to options held by certain stockholders. The stockholders believe the Company is required to repurchase their 608,000 shares for $3.221 per share ($1,958,368) with five year 6% promissory notes. The Company believes the stockholders did not exercise their options by the October 1, 1999, specified date in the manner required. The stockholders assert that they did properly exercise their options and the Company's dispute is without merit. It is possible that either party may resort to judicial resolution of this matter. While the Company is confident that it did not receive actual or constructive notice of exercise of the stockholders' right to require the Company to purchase all or part of its shares, it is a possibility that litigation with the stockholders will result in an adverse judgement against the Company, which may have a material adverse effect on the Company and its operations, and may jeopardize the Company's ability to continue as a going concern. The terms of the notes require the principal to be paid in full five years after the exercise of the options with semi-annual interest payments. The outcome at this time cannot be determined.

The Company is also a defendant to various claims in litigation, and in some cases judgements have been awarded to the plaintiffs. The Company is currently engaged in negotiations with several of these plaintiffs. The potential for payment of these judgements by judicial means exists, and satisfaction of these judgements may have a material adverse affect on the financial condition of the Company. The liabilities related to the judgements are included in accounts payable at December 31, 2000 and March 31, 2001.

4. Changes in Securities

Issuance of Common Stock

The Company issued 200,000 shares of common stock on January 8, 2001, and 163,300 shares of common stock on March 5, 2001 to three individuals known to the Company in exchange for services provided to the Company.

The common stock was issued to providers of services to the Company who agreed to accept common stock of the Company in lieu of cash compensation. These issuances of common stock were unregistered in reliance upon Section 4(2) of the Securities Act of 1933. There were no offering expenses incurred by the Company in conjunction with these issuances.

Convertible Debenture Offerings

The Company sold convertible debentures to twelve individual purchasers in the following amounts on the dates indicated: $125,000 on January 8, 2001; $10,000 on January 11, 2001; $1,400 on January 23, 2001; $9,511 on January 24, 2001;
$1,380 on January 25, 2001; $3,000 on January 29, 2001; $1,200 on January 30,
2001; $2,680 on February 9, 2001; $2,680 on February 14, 2001; $62,672 on
February 20, 2001; $300,000 on February 28, 2001 and $22,500 on March 29, 2001.
All are short term (six months to one year), are convertible into common stock of the Company at a weighted-average conversion rate of $.50 per share, and were sold to certain parties known to the Company. The issuance of the convertible debentures was exempt from registration under Section 4(2) of the Securities Act of 1933. As of the date of this report none of the convertible debentures issued in 2001 have been converted into common stock of the Company. The Company incurred offering expenses of $67,926 in conjunction with these issuances.

Warrant Issuances

The Company issued 200,833 warrants convertible into common stock of the Company as follows: a warrant to purchase 170,833 shares of common stock was issued on January 16, 2001, with a per-share exercise price of $1.00, and a warrant to purchase 30,000 shares of common stock was issued on January 16, 2001, with a per-share exercise price of $.50. Both of the warrants were issued to certain parties known to the Company in exchange for assisting the Company obtain convertible debt financing. The warrants issued carried no fair value as calculated by the Black-Scholes option-pricing model. The issuance of the warrants was unregistered in reliance upon Section 4(2) of the Securities Act of 1933. As of the date of this report, none of the warrants issued in 2001 have been converted into common stock of the Company. There were no offering expenses incurred by the Company in conjunction with these issuances.

Stock Option Issuances

The Company has entered into the following transactions with respect to options to purchase its common stock during the quarter ended March 31, 2001. The options indicated below as granted under the Company's stock option plan were granted to persons who were directors or employees of the Company in private transactions that were exempt under Section 4(2) of the Securities Act and SEC Rule 701. The Company advised each option holder of the restricted nature under the Securities Act of the common stock purchasable on exercise of the options. The options were issued under the Company's written stock option plan, the aggregate exercise price of those options did not exceed $1,000,000 during any consecutive 12 month period, and the persons to whom options were granted were given copies of the option plan and of the options granted to them.

During the quarter ended March 31, 2001 the Company granted (i) an option to purchase 200,000 shares of common stock of the Company to Lawrence Castriotta, the Chief Executive Officer and a director of the Company at an exercise price of $0.30 per share; (ii) an option to purchase 100,000 shares of common stock of the Company to Pablo Malacara, the Chief Financial Officer of the Company at an exercise price of $0.30 per share; and (iii) an option to purchase 25,000 shares of common stock of the Company to an employee of the Company at an exercise price of $0.30 per share. Each of the options granted by the Company in the quarter ended March 31, 2001 has a term of five years.

Item 2. Management's Discussion and Analysis or Plan of Operation

INTRODUCTION
This quarterly report on Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties. These statements refer to objectives, expectations, intentions, future events, or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance, or achievements to be materially different from any results expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "anticipates," "intends," "plans," "believe," "estimates," "predicts," "potential," and similar expressions. Our actual results could differ materially from those included in forward-looking statements.

RESULTS OF OPERATIONS

Three months ended March 31, 2001, compared to three months ended March 31, 2000

Sales for the three months ended March 31, 2001, were $4,166,669 compared to $4,239,375 for the three months ended March 31, 2000. The net loss for the three months ended March 31, 2001 was $744,866, or $.08 per share, compared to a net loss of $569,132, or $.07 per share, in the comparable period of 2000. The increase in the net loss was the result of increased operating expenses of $271,541, increased net nonoperating expenses of $168,223, and decreased income tax benefit of $19,500, offset by an increase in the gross margin of $283,530.

Sales for Triple-C-Inc. for the three months ended March 31, 2001, were $3,950,725, compared to $3,997,072 for the three months ended March 31, 2000. The decrease was primarily caused by the weaker Canadian dollar as compared to the U.S. dollar. Triple-C-Inc.'s sales in Canadian dollars increased by $217,953 in the three months ended March 31, 2001 compared to the comparable three months in 2000.

Cost of goods sold decreased by $356,236 to $3,022,158 in the three months ended March 31, 2001, from $3,378,394 in the comparable period of 2000. Cost of goods sold as a percentage of sales decreased by 7.2% to 72.5% in 2001, as compared to 79.7% in 2000. The margin improvement was primarily due to a change in the sales mix at Triple-C-Inc. to higher margin products. The Company also had a sufficient supply of proprietary products in 2001 which was not the case in 2000.

Operating expenses for the three months ended March 31, 2001, were $1,684,246, compared to $1,412,705 in the same period the prior year. The increase was primarily attributable to increased sales, marketing and general and administrative expenses in the Triple-C-Inc. operations.

Net nonoperating expenses for the three months ended March 31, 2001, were $205,131, compared to $36,908 for the three months ended March 31, 2000. Interest expense increased by $35,983 to $204,062 in 2001, compared to $168,079 in 2000, because of an increase in the amount of debt outstanding. There were no foreign currency gains or losses in 2001 compared to foreign currency gains were $44,583 in 2000. The fluctuations in foreign exchange were primarily at Triple-C-Inc. and were caused by fluctuations of the Canadian dollar in relation to other foreign currencies. The Company did not sell any marketable securities it holds for investment in the three months ended March 31, 2001, compared to a gain on sales of marketable securities held for investment of $97,558 in the three months ended in March 31, 2000, which gain was included in net other nonoperating expenses.

The income tax benefit decreased $19,500 in the three months ended March 31, 2001 compared to the comparable period of 2000. A tax benefit of $19,500 in 2000 resulted from partial utilization of the operating loss of Triple-C-Inc. Triple-C-Inc. has operating loss carryforwards for Canadian federal income tax purposes, and therefore no tax benefit was utilized in 2001.

Liquidity and capital resources (for the three months ended March 31, 2001)

Triple-C-Inc. has a $4,759,500 (7,500,000 Canadian dollars) revolving line of credit facility expiring in 2003, subject to a four year extension. Borrowings are due on demand, bear interest at the prime rate plus 1.5% to 2% (as defined in the debt instrument), and are collateralized by substantially all Triple-C-Inc. assets. Advances are subject to defined limitations on the collateralized assets. Triple-C-Inc.'s use of the line of credit facility is subject to operating covenants relating to tangible net worth, additional debt, and dividends, among others. The Triple-C-Inc. line of credit may not be utilized by the Company for its U.S. operations, and may be cancelled at any time by the lender. At March 31, 2001, the loan balance on the line of credit facility was $1,727,398.

The Company is currently in dispute with former stockholders of Triple-C-Inc. stock, one of whom, Mr. Harm Scholtens, is currently employed by Triple-C-Inc. The dispute relates to the obligation of the Company to repurchase shares of common stock issued to the former stockholders of Triple-C-Inc. for a total of $1,958,368 by delivery of five-year 6% promissory notes. Although neither party has resorted to litigation at this point, it is a possibility that either party may resort to judicial resolution of this matter, and it is a possibility that any litigation with former Triple-C-Inc. stockholders will result in an adverse judgment against the Company. Any adverse judgement may have a material adverse effect on the Company, its operations, and its future liquidity and may jeopardize the Company's ability as a going concern.

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

Net cash used by operating activities for the three months ended March 31, 2001, was $546,185. Negative operating cashflow resulted primarily from the net operating loss.

Net cash used by investing activities for the three months ended March 31, 2001, was $3,443. The funds were used to purchase required property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2001, was $602,086. Financing cash flows resulted primarily from excess proceeds over payments on Company debt.

The Company issued $542,023 of short term, six months to one year, 12% convertible subordinated debentures in the three months ended March 31, 2001. The debentures were convertible in common stock at a weighted-average rate of $.50 per share. The debentures contained no immediate beneficial conversion features.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

Issuance of Common Stock
------------------------

The Company issued 200,000 shares of common stock on January 8, 2001, and 163,300 shares of common stock on March 5, 2001 to three individuals known to the Company in exchange for services provided to the Company.

The common stock was issued to providers of services to the Company who agreed to accept common stock of the Company in lieu of cash compensation. These issuances of common stock were unregistered in reliance upon Section 4(2) of the Securities Act of 1933. There were no offering expenses incurred by the Company in conjunction with these issuances.

Convertible Debenture Offerings
-------------------------------

The Company sold convertible debentures to twelve individual purchasers in the following amounts on the dates indicated: $125,000 on January 8, 2001; $10,000 on January 11, 2001;

$1,400 on January 23, 2001; $9,511 on January 24, 2001; $1,380 on January 25,
2001; $3,000 on January 29, 2001; $1,200 on January 30, 2001; $2,680 on February
9, 2001; $2,680 on February 14, 2001; $62,672 on February 20, 2001; $300,000 on
February 28, 2001 and $22,500 on March 29, 2001. All are short term (six months to one year), are convertible into common stock of the Company at a weighted-average conversion rate of $.50 per share, and were sold to certain parties known to the Company. The issuance of the convertible debentures was exempt from registration under Section 4(2) of the Securities Act of 1933. As of the date of this report none of the convertible debentures issued in 2001 have been converted into common stock of the Company. The Company incurred offering expenses of $67,926 in conjunction with these issuances.

Warrant Issuances

The Company issued 200,833 warrants convertible into common stock of the Company as follows: a warrant to purchase 170,833 shares of common stock was issued on January 16, 2001, with a per-share exercise price of $1.00, and a warrant to purchase 30,000 shares of common stock was issued on January 16, 2001, with a per-share exercise price of $.50. Both of the warrants were issued to certain parties known to the Company in exchange for assisting the Company obtain convertible debt financing. The warrants issued carried no fair value as calculated by the Black-Scholes option-pricing model. The issuance of the warrants was unregistered in reliance upon Section 4(2) of the Securities Act of 1933. As of the date of this report, none of the warrants issued in 2001 have been converted into common stock of the Company. There were no offering expenses incurred by the Company in conjunction with these issuances.

Stock Option Issuances

The Company has entered into the following transactions with respect to options to purchase its common stock during the quarter ended March 31, 2001. The options indicated below as granted under the Company's stock option plan were granted to persons who were directors or employees of the Company in private transactions that were exempt under Section 4(2) of the Securities Act and SEC Rule 701. The Company advised each option holder of the restricted nature under the Securities Act of the common stock purchasable on exercise of the options. The options were issued under the Company's written stock option plan, the aggregate exercise price of those options did not exceed $1,000,000 during any consecutive 12 month period, and the persons to whom options were granted were given copies of the option plan and of the options granted to them.

During the quarter ended March 31, 2001 the Company granted (i) an option to purchase 200,000 shares of common stock of the Company to Lawrence Castriotta, the Chief Executive Officer and a director of the Company at an exercise price of $0.30 per share; (ii) an option to purchase 100,000 shares of common stock of the Company to Pablo Malacara, the Chief Financial Officer of the Company at an exercise price of $0.30 per share; and (iii) an option to purchase 25,000 shares of common stock of the Company to an employee of the Company at an exercise price of $0.30 per share. Each of the options granted by the Company in the quarter ended March 31, 2001 has a term of five years.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submissions Of Matters To A Vote Of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits And Reports On Form 8-K


Exhibit No.       Description
-----------       -----------
3.1.1             Restated Articles of Incorporation*
3.1.2             Amendment to Articles of Incorporation*
3.1.3             Notice of Change of Registered Office/Registered Agent*
3.1.4             Bylaws*
10.1              Employment Agreement - Lawrence Castriotta*
10.2              Employment Agreement - Harm Scholtens*
10.3              Real Property Lease - Menomonie, Wisconsin*
10.4              Real Property Lease - Hamilton, Ontario*
10.5              Real Property Lease - Calgary, Alberta*
10.6              Specimen of Convertible Debentures*
10.7              Gardner Resources License Agreement**
10.8              Gardner Resources Private Label Agreement**
10.9              Amendment of Employment Agreement - Lawrence Castriotta
11                Statement re: Computation of Per-Share Earnings
21                Subsidiaries of Registrant*

*  Previously filed with the Company's Form 10-SB dated November 30, 2000.
** Previously filed with the Company's Amendment Number One to Form 10-SB dated January 16, 2001.



         The Company did not file nor was it required to file any reports on Form 8-K during its fiscal quarter ended March 31, 2001.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GO-RACHELS.COM CORP.

         DATE:   May 15, 2001       By:        /s/     Pablo Malacara
                                           -------------------------------------
                                                  Pablo Malacara
                                                  Chief Financial Officer
                                                  (Duly authorized officer and
                                                  Principal Financial Officer)