Form 10QSB
period 2001-06-30
GO RACHELS COM CORP
filed 2001-08-14
CIK 1107508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         Commission File Number: 000-31317

                              GO-RACHELS.COM CORP.
        (Exact name of small business issuer as specified in its charter)

                      Minnesota                          41-1766701
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

            8120 Penn Avenue South, Suite 140, Bloomington, MN 55431
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (952) 884-2305
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

The Registrant had 9,833,585 shares of Common Stock, $.01 par value outstanding as of July 31, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                              GO-RACHELS.COM CORP.

                                   FORM 10-QSB

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                                3
    Item 1.   Financial Statements                                            3
    Item 2.   Management's Discussion and Analysis or Plan of Operation       11
PART II. OTHER INFORMATION                                                    14
    Item 1.   Legal Proceedings                                               14
    Item 2.   Changes in Securities                                           14
    Item 3.   Defaults Upon Senior Securities                                 15
    Item 4.   Submissions Of Matters To A Vote of Security Holders            15
    Item 5.   Other Information                                               15
    Item 6.   Exhibits and Reports on Form 8-K                                15
SIGNATURE                                                                     16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                      GO-RACHELS.COM CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           Three Months Ended                Six Months Ended
                                                June 30,                         June 30,
                                     -----------------------------     -----------------------------
                                         2000              2001            2000             2001
                                     ------------     ------------     ------------     ------------
SALES                                $  4,632,714     $  4,527,887     $  8,872,089     $  8,694,556

COST OF GOODS SOLD                      3,636,159        3,454,756        7,014,553        6,476,914
                                     ------------     ------------     ------------     ------------

GROSS MARGIN                              996,555        1,073,131        1,857,536        2,217,642

OPERATING EXPENSES                      1,347,760        1,382,120        2,760,465        3,066,366
                                     ------------     ------------     ------------     ------------

OPERATING LOSS                           (351,205)        (308,989)        (902,929)        (848,724)
                                     ------------     ------------     ------------     ------------

NONOPERATING INCOME (EXPENSES)
  Interest                               (194,134)        (213,298)        (362,213)        (417,360)
  Gain on foreign exchange                 65,315          244,756          109,898          244,756
  Other                                   (12,353)          53,268           74,235           52,199
                                     ------------     ------------     ------------     ------------
                                         (141,172)          84,726         (178,080)        (120,405)
                                     ------------     ------------     ------------     ------------

LOSS BEFORE INCOME TAXES                 (492,377)        (224,263)      (1,081,009)        (969,129)

INCOME TAX BENEFIT                             --               --          (19,500)              --
                                     ------------     ------------     ------------     ------------

NET LOSS                             $   (492,377)    $   (224,263)    $ (1,061,509)    $   (969,129)
                                     ============     ============     ============     ============

NET LOSS PER SHARE -
  BASIC AND DILUTED                  $      (0.06)    $      (0.02)    $      (0.12)    $      (0.10)
                                     ============     ============     ============     ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC AND DILUTED       8,624,491        9,579,378        8,623,657        9,461,846

See notes to condensed consolidated financial statements.

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     December 31,       June 30,
                                                                         2000             2001
                                                                     ------------     ------------
                                                                      (audited)        (unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                               $         --     $    223,924
  Marketable securities                                                   133,950           56,250
  Accounts receivable, less allowance of $75,000 and $64,000            1,808,240        2,130,237
  Inventories, less allowance of $75,000 and $60,000                    3,482,195        4,124,295
  Prepaid expenses and other                                               35,766          209,997
  Restricted securities                                                   515,700          515,700
                                                                     ------------     ------------
      TOTAL CURRENT ASSETS                                              5,975,851        7,260,403

PROPERTY AND EQUIPMENT                                                    520,900          542,734

GOODWILL                                                                2,840,194        2,750,477

OTHER ASSETS                                                              181,013          134,695
                                                                     ------------     ------------

                                                                     $  9,517,958     $ 10,688,309
                                                                     ============     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
  Checks issued in excess of deposits                                $    104,580     $         --
  Line of credit borrowings                                             1,439,405        2,157,325
  Obligation payable to stockholder                                       515,700          515,700
  Convertible subordinated debt                                         2,035,685        3,010,534
  Notes payable                                                           645,713          424,294
  Current maturities of long-term debt                                     42,117           40,927
  Accounts payable                                                      4,000,570        4,474,144
  Accrued expenses                                                        696,158          753,953
                                                                     ------------     ------------
      TOTAL CURRENT LIABILITIES                                         9,479,928       11,376,877
                                                                     ------------     ------------

LONG-TERM DEBT, less current maturities                                    13,508           86,630
                                                                     ------------     ------------

COMMITMENTS AND CONTINGENCIES                                                  --               --
                                                                     ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $.01 par value; 20,000,000 shares authorized;
    no shares issued and outstanding                                           --               --
  Common stock, $.01 par value; 50,000,000 shares authorized;
    9,041,563 and 9,833,585 shares issued and outstanding                  90,416           98,336
  Additional paid-in capital                                           13,128,676       13,348,965
  Accumulated other comprehensive income (loss)                            26,693          (32,107)
  Accumulated deficit                                                 (13,221,263)     (14,190,392)
                                                                     ------------     ------------
                                                                           24,522         (775,198)
                                                                     ------------     ------------

                                                                     $  9,517,958     $ 10,688,309
                                                                     ============     ============

See notes to condensed consolidated financial statements.

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                 -----------------------------
                                                                                     2000              2001
                                                                                 ------------     ------------
OPERATING ACTIVITIES
  Net loss                                                                       $ (1,061,509)    $   (969,129)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation                                                                       97,694           95,076
    Amortization                                                                       89,717           89,717
    Interest expense added to debt principal                                          132,936          109,914
    Gain on sales of marketable securities                                            (97,558)         (59,735)
    Common stock issued for services                                                    1,500           60,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                            (251,598)        (321,997)
      Inventories                                                                    (699,259)        (642,100)
      Prepaid expenses and other                                                      186,747           32,729
      Accounts payable                                                                266,316          473,574
      Accrued expenses                                                               (142,665)          57,795
                                                                                 ------------     ------------
         Net cash used by operating activities                                     (1,477,679)      (1,074,156)
                                                                                 ------------     ------------

INVESTING ACTIVITIES
  Proceeds from sales of marketable securities                                        107,534           73,702
  Purchases of property and equipment                                                 (35,686)         (28,885)
                                                                                 ------------     ------------
        Net cash provided by investing activities                                      71,848           44,817
                                                                                 ------------     ------------

FINANCING ACTIVITIES
  Decrease in checks issued in excess of deposits                                          --         (104,580)
  Net proceeds on line of credit borrowings                                         1,215,483          717,920
  Proceeds from debt                                                                  336,240          952,665
  Payments on debt                                                                   (153,396)        (335,242)
  Proceeds from sale of common stock                                                       --           22,500
                                                                                 ------------     ------------
        Net cash provided by financing activities                                   1,398,327        1,253,263
                                                                                 ------------     ------------

NET INCREASE (DECREASE) IN CASH                                                        (7,504)         223,924

CASH
  Beginning of period                                                                  32,393               --
                                                                                 ------------     ------------

  End of period                                                                  $     24,889     $    223,924
                                                                                 ============     ============

Cash paid for interest                                                           $    159,225     $    167,864

Noncash operating, financing and investing activities:
  Convertible subordinated debt refinanced                                       $  1,239,317     $  1,529,770
  Unrealized losses on securities                                                     (84,799)         (63,733)
  Foreign currency translation gain (loss)                                             (7,152)           4,933
  Equipment acquired under capital lease                                                   --           98,025
  Common stock issued for prepaid financing costs                                          --          145,709

See notes to condensed consolidated financial statements.

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1. Basis of Presentation and Significant Accounting Policies -

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

Foreign Currency Translation and Transactions

Assets and liabilities of Triple-C-Inc. are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average period exchange rate. Translation adjustments arising from the use of differing exchange rates are reported as accumulated other comprehensive income
(loss) in stockholders' equity.

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


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

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


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

Reclassifications

Certain reclassifications were made to the June 30, 2000 financial statements to make them comparable with June 20, 2001. The reclassifications did not affect net loss or net cash flows.

2. Going Concern

The condensed consolidated financial statements were prepared in contemplation of the Company as a going concern. The Company has incurred net losses of $1,893,215, $1,939,225 and $969,129 for calendar years 1999 and 2000 and the six months ended June 30, 2001, respectively, and as of June 30, 2001, has a stockholders' deficiency of $775,198, including an accumulated deficit of $14,190,392. The Company also has a material uncertainty regarding a shareholder dispute (Note 3). These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


The Company is also a defendant to various claims in litigation, and in some cases judgements have been awarded to the plaintiffs. The Company is currently engaged in negotiations with several of these plaintiffs. The potential for payment of these judgments by judicial means exists, and satisfaction of these judgements may have a material adverse affect on the financial condition of the Company. The liabilities related to the judgments are included in accounts payable at December 31, 2000 and June 30, 2001.

4. Changes in Securities

Issuance of Common Stock

In 2001, the Company issued common stock as follows: (i) 200,000 shares on January 8; 163,300 shares on March 5; 4,592 shares on April 1; and 274,130 shares on June 21 to four individuals in exchange for services provided to the Company and (ii) 150,000 shares on April 1 in exchange for cash.

Providers of services to the Company agreed to accept common stock of the Company in lieu of cash compensation. All issuances of common stock were exempt from registration under Section 4(2) of the Securities Act of 1933. There were no offering expenses incurred by the Company in conjunction with these issuances.

Convertible Debenture Offerings

In 2001, the Company sold or reissued convertible debentures to twelve individuals in the following amounts on the dates indicated: $125,000 on January 8; $10,000 on January 11; $1,400 on January 23; $9,511 on January 24; $1,380 on
January 25; $3,000 on January 29; $1,200 on January 30; $5,360 on February 8; $62,672 on February 20; $300,000 on February 28; $22,400 on April 4; $610,495 on
April 20; $11,200 on May 11; $44,800 on May 15; $81,840 on May 20; $61,344 on
June 3; $660,282 on June 8; $350,000 on June 11; and $147,323 on June 23. All
are short term (six months to one year), are convertible into common stock of the Company at a weighted-average conversion rate of $.73 per share, and were issued to certain parties known to the Company. The issuance of the convertible debentures was exempt from registration under Section 4(2) of the Securities Act of 1933. As of the date of this report none of the convertible debentures issued in 2001 have been converted into common stock of the Company. The Company incurred offering expenses of $122,951 in conjunction with these issuances.

Warrant Issuances

In 2001, the Company issued, to certain parties known to the Company, 240,833 warrants convertible into common stock of the Company as follows: (i) a warrant to purchase 170,833 shares of common stock was issued on January 16, with a per-share exercise price of $1.00, and a warrant to purchase 30,000 shares of common stock was issued on January 16, with a per-share exercise price of $.50 in connection with debt financing and (ii) a warrant to purchase 15,000 shares of common stock was issued on April 11, with a per-share exercise price of $.65, and a warrant to purchase 25,000 shares of common stock was issued on April 30, with a per-share exercise price of $.70 in exchange for services. The warrants issued carried an immaterial fair value as calculated by the Black-Scholes option-pricing model. The issuance of the warrants was exempt from registration under Section 4(2) of the Securities Act of 1933. As of the date of this report, none of the warrants issued in 2001 have been converted into common stock. There were no offering expenses incurred by the Company in conjunction with these issuances.

                      GO-RACHELS.COM CORP. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


Stock Option Issuances

The Company has entered into the following transactions under the Company's written stock option plan during the six months ended June 30, 2001. The options indicated below as granted under the Company's stock option plan were granted to persons who were directors or employees of the Company in private transactions that were exempt under Section 4(2) of the Securities Act of 1933 and SEC Rule
701. The Company advised each option holder of the restricted nature under the Securities Act of the common stock purchasable on exercise of the options.

During the six months ended June 30, 2001 the Company granted (i) an option to purchase 200,000 shares of common stock of the Company to Lawrence Castriotta, the Chief Executive Officer and a director of the Company; (ii) an option to purchase 100,000 shares of common stock of the Company to Pablo Malacara, the Chief Financial Officer of the Company; and (iii) an option to purchase 25,000 shares of common stock of the Company to an employee of the Company. Each of the options granted by the Company in the six months ended June 30, 2001 has a term of five years and an exercise price of $ .30 per share.

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

        RESULTS OF OPERATIONS

        THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

        Sales for the three months ended June 30, 2001, were $4,527,887 compared to $4,632,714 for the three months ended June 30, 2000. The net loss for the three months ended June 30, 2001 was $224,263, or $.02 per share, compared to a net loss of $492,377, or $.06 per share, in the comparable period of 2000. The decrease in the net loss was the result of an increase in the gross margin of $76,576, a decrease in nonoperating expenses of $225,898, offset by an increase in the operating expenses of $34,360.

        Sales for Triple-C-Inc. for the three months ended June 30, 2001, were $4,065,103, compared to $4,330,329 for the three months ended June 30, 2000. The decrease was partially caused by the weaker Canadian dollar as compared to the U.S. dollar. Triple-C-Inc.'s sales in Canadian dollars decreased by $169,602 in the three months ended June 30, 2001 compared to the comparable three months in 2000. Sales of snack foods were $462,784 for the three months ended June 30, 2001, compared to $302,385 for the three months ended June 30, 2000.

        Cost of goods sold decreased by $181,403 to $3,454,756 in the three months ended June 30, 2001, from $3,636,159 in the comparable period of 2000. Cost of goods sold as a percentage of sales decreased by 2.2% to 76.3% in 2001, as compared to 78.5% in 2000. The margin improvement was primarily due to a change in the sales mix at Triple-C-Inc. to higher margin products. The Company also had a sufficient supply of proprietary products in 2001 which was not the case in 2000.

        Operating expenses for the three months ended June 30, 2001, were $1,382,120, compared to $1,347,760 in the same period the prior year. The increase was primarily attributable to increased expenses in the snack foods operations.

        Net nonoperating income (expenses) for the three months ended June 30, 2001, was income of $84,726, compared to expenses of $141,172 for the three months ended June 30, 2000. Interest expense increased by $19,164 to $213,298 in 2001, compared to $194,134 in 2000, because of an increase in the amount of debt outstanding. Foreign currency gains were $244,756 in 2001 compared to gains of $65,315 in 2000. The fluctuations in foreign exchange were primarily at Triple-C-Inc. and were caused by fluctuations of the Canadian dollar in relation to other foreign currencies. The Company realized a gain of $59,735 in the three months ended June 30, 2001 from the sale of marketable securities it holds for investment, which gain was included in net other nonoperating income (expense). The Company did not sell any marketable securities it holds for investment in the three months ended June 30, 2000.

        SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO SIX MONTHS ENDED JUNE 30,
        2000

        Sales for the six months ended June 30, 2001, were $8,694,556 compared to $8,872,089 for the six months ended June 30, 2000. The net loss for the six months ended June 30, 2001 was $969,129, or $.10 per share, compared to a net loss of $1,061,509, or $.12 per share, in the comparable period of 2000. The decrease in the net loss was the result of an increase in the gross margin of $360,106, a decrease in nonoperating expenses of $57,675, offset by an increase in the operating expenses of $305,901 and decreased income tax benefit of $19,500.

        Sales for Triple-C-Inc. for the six months ended June 30, 2001, were $8,015,828, compared to $8,327,401 for the six months ended June 30, 2000. The decrease was primarily caused by the weaker Canadian dollar as compared to the U.S. dollar. Triple-C-Inc.'s sales in Canadian dollars increased by $48,351 in the six months ended June 30, 2001 compared to the comparable six months in 2000. Sales of snack foods were $678,728 for the six months ended June 30, 2001, compared to $544,688 for the six months ended June 30, 2000.

        Cost of goods sold decreased by $537,639 to $6,476,914 in the six months ended June 30, 2001, from $7,014,553 in the comparable period of 2000. Cost of goods sold as a percentage of sales decreased by 4.6% to 74.5% in 2001, as compared to 79.1% in 2000. The margin improvement was primarily due to a change in the sales mix at Triple-C-Inc. to higher margin products. The Company also had a sufficient supply of proprietary products in 2001 which was not the case in 2000.

        Operating expenses for the six months ended June 30, 2001, were $3,066,366, compared to $2,760,465 in the same period the prior year. The increase was primarily attributable to increased sales, marketing and general and administrative expenses in the Triple-C-Inc. operations. Operating expenses increased slightly in the snack foods operations in the six months ended June 30, 2001 compared to expenses in 2000.

        Net nonoperating expense for the six months ended June 30, 2001, was $120,405, compared to $178,080 for the six months ended June 30, 2000. Interest expense increased by $55,147 to $417,360 in 2001, compared to $362,213 in 2000, because of an increase in the amount of debt outstanding. Foreign currency gains were $244,756 in 2001 compared to gains of $109,898 in 2000. The fluctuations in foreign exchange were primarily at Triple-C-Inc. and were caused by fluctuations of the Canadian dollar in relation to other foreign currencies. The Company realized a gain of $59,735 in the six months ended June 30, 2001 from the sale of marketable securities it holds for investment, compared to a gain of $97,558 in 2000. The gains are included in net other nonoperating income (expense).

        The income tax benefit decreased $19,500 in the six months ended June 30, 2001 compared to the comparable period of 2000. A tax benefit of $19,500 in 2000 resulted from partial utilization of the operating loss of Triple-C-Inc. Triple-C-Inc. has operating loss carryforwards for Canadian federal income tax purposes, and therefore no tax benefit was utilized in 2001.

        LIQUIDITY AND CAPITAL RESOURCES (FOR THE SIX MONTHS ENDED JUNE 30, 2001)

        Triple-C-Inc. has a $4,955,250 ($7,500,000 Canadian dollars) revolving line of credit facility expiring in 2003, subject to a four year extension. Borrowings are due on demand, bear interest at the prime rate plus 1.5% to 2% (as defined in the debt instrument), and are collateralized by substantially all Triple-C-Inc. assets. Advances are subject to defined limitations on the collateralized assets. Triple-C-Inc.'s use of the line of credit facility is subject to operating covenants relating to tangible net worth, additional debt, and dividends, among others. The

        Triple-C-Inc. line of credit may not be utilized by the Company for its U.S. operations, and may be cancelled at any time by the lender. At June 30, 2001, the loan balance on the line of credit facility was $2,157,325.

        The Company is currently in dispute with former stockholders of Triple-C-Inc. stock, one of whom, Mr. Harm Scholtens, is currently employed by Triple-C-Inc. The dispute relates to the obligation of the Company to repurchase shares of common stock issued to the former stockholders of Triple-C-Inc. for a total of $1,958,368 by delivery of a five-year 6% promissory note. Although neither party has resorted to litigation at this point, it is a possibility that either party may resort to judicial resolution of this matter, and it is a possibility that any litigation with former Triple-C-Inc. stockholders will result in an adverse judgment against the Company, which adverse judgement may have a material adverse effect on the Company and its operations, its future liquidity, and any adverse judgment may jeopardize the Company's ability as a going concern.

        The Company does not have any material credit facilities in place to finance its U.S. operations, and is financing its U.S. operations out of cashflow. The Company is actively exploring alternatives to provide operating capital for its U.S. operations. The Company estimates that it will need at least $400,000 in operating capital over the next twelve months, of which there can be no assurance of availability. The inability of the Company to obtain additional capital financing will have a material adverse effect on the Company's ability to continue operations. In the event that the Company has insufficient cashflow to provide operating capital to the Company over the next 12 months, and is unable to obtain additional capital financing, the Company may consider pursuing additional debt or equity financing, and may be forced to explore alternatives, including reorganization under the U.S. Bankruptcy Code, although no such reorganization is currently under consideration by the Company.

        The Company is a defendant to various claims in litigation and in some cases judgments have been awarded to the plaintiffs. The Company is currently engaged in negotiations with several of these plaintiffs. The potential for collection of these judgments by judicial exists, and satisfaction of these judgments may have a material adverse affect upon the financial condition of the Company.

        Net cash used by operating activities for the six months ended June 30, 2001, was $1,074,156. Negative operating cashflow resulted primarily from the net operating loss.

        Net cash provided by investing activities for the six months ended June 30, 2001, was $44,817. Investing cash flows resulted from proceeds on the sale of marketable securities held for investment. Outflows related to the purchase of property and equipment.

        Net cash provided by financing activities for the six months ended June 30, 2001, was $1,253,263. Financing cash flows resulted primarily from excess proceeds over payments on Company debt and from proceeds from the sale of common stock.

        The Company issued $2,509,207 of short term, six months to one year, 12% convertible subordinated debentures in the six months ended June 30, 2001. The debentures were convertible in common stock at a weighted-average rate of $.73 per share. The debentures contained no immediate beneficial conversion features. Debentures for $1,529,770 were refinanced in 2001.

        The Company issued $87,730 of short term promissory notes at interest rates ranging from 8.25% to 15% in the six months ended June 30, 2001. Notes in the amount of $309,149, including $50,000 of notes issued in 2001, were retired in 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        In June 2001, the Company entered into a settlement agreement with Hinshaw & Culbertson, former counsel to the Company, resolving the litigation referred to in Part II, Item 2, "Legal Proceedings" of the Company's Form 10-SB, dated October 20, 2000.

Item 2. Changes in Securities

        Issuance of Common Stock

        In 2001, the Company issued common stock as follows: (i) 200,000 shares on January 8; 163,300 shares on March 5; 4,592 shares on April 1; and 274,130 shares on June 21 to four individuals in exchange for services provided to the Company and (ii) 150,000 shares on April 1 in exchange for cash.

        Providers of services to the Company agreed to accept common stock of the Company in lieu of cash compensation. All issuances of common stock were exempt from registration under Section 4(2) of the Securities Act of 1933. There were no offering expenses incurred by the Company in conjunction with these issuances.

        Convertible Debenture Offerings

        In 2001, the Company sold or reissued convertible debentures to twelve individuals in the following amounts on the dates indicated: $125,000 on January 8; $10,000 on January 11; $1,400 on January 23; $9,511 on January 24; $1,380 on January 25; $3,000 on January 29; $1,200 on January 30; $5,360 on February 8; $62,672 on February 20; $300,000 on February 28; $22,400 on April 4; $610,495 on April 20; $11,200 on May
        11; $44,800 on May 15; $81,840 on May 20; $61,344 on June 3; $660,283 on
        June 8; $350,000 on June 11; and $147,323 on June 23. All are short term (six months to one year), are convertible into common stock of the Company at a weighted-average conversion rate of $.73 per share, and were issued to certain parties known to the Company. The issuance of the convertible debentures was exempt from registration under Section 4(2) of the Securities Act of 1933. As of the date of this report none of the convertible debentures issued in 2001 have been converted into common stock of the Company. The Company incurred offering expenses of $122,951 in conjunction with these issuances.

        Warrant Issuances

        In 2001, the Company issued, to certain parties known to the Company, 240,833 warrants convertible into common stock of the Company as follows: (i) a warrant to purchase 170,833 shares of common stock was issued on January 16, with a per-share exercise price of $1.00, and a warrant to purchase 30,000 shares of common stock was issued on January 16, with a per-share exercise price of $.50 in connection with debt financing and (ii) a warrant to purchase 15,000 shares of common stock was issued on April 11, with a per-share exercise price of $.65, and a warrant to purchase 25,000 shares of common stock was issued on April 30, with a per-share exercise price of $.70 in exchange for services. The warrants issued carried an immaterial fair value as calculated by the Black-Scholes option-pricing model. The issuance of the warrants was exempt from registration under Section 4(2) of the Securities Act of 1933. As of the date of this report, none of the warrants issued in 2001 have been converted into common stock. There were no offering expenses incurred by the Company in conjunction with these issuances.

        Stock Option Issuances

        The Company has entered into the following transactions under the Company's written stock option plan during the six months ended June 30, 2001. The options indicated below as granted under the Company's stock option plan were granted to persons who were directors or employees of the Company in private transactions that were exempt under Section 4(2) of the Securities Act of 1933 and SEC Rule 701. The Company advised each option holder of the restricted nature under the Securities Act of the common stock purchasable on exercise of the options.

        During the six months ended June 30, 2001 the Company granted (i) an option to purchase 200,000 shares of common stock of the Company to Lawrence Castriotta, the Chief Executive Officer and a director of the Company; (ii) an option to purchase 100,000 shares of common stock of the Company to Pablo Malacara, the Chief Financial Officer of the Company; and (iii) an option to purchase 25,000 shares of common stock of the Company to an employee of the Company. Each of the options granted by the Company in the six months ended June 30, 2001 has a term of five years and an exercise price of $ .30 per share.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission Of Matters To A Vote Of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        Exhibit No.     Description
        -----------     -----------
        3.1.1           Restated Articles of Incorporation*
        3.1.2           Amendment to Articles of Incorporation*
        3.1.3           Notice of Change of Registered Office/Registered Agent*
        3.1.4           Bylaws*
        10.1            Employment Agreement - Lawrence Castriotta*
        10.2            Employment Agreement - Harm Scholtens*
        10.3            Real Property Lease - Menomonie, Wisconsin*
        10.4            Real Property Lease - Hamilton, Ontario*
        10.5            Real Property Lease - Calgary, Alberta*
        10.6            Specimen of Convertible Debentures*
        10.7            Gardner Resources License Agreement**
        10.8            Gardner Resources Private Label Agreement**
        10.9            Amendment to Employment Agreement - Lawrence
                        Castriotta***
        11              Statement Regarding Computation of Earnings Per Share
        21              Subsidiaries of Registrant*

        *   Previously filed with the Company's Form 10-SB dated November 30,
            2000.

        ** Previously filed with the Company's Amendment Number One to Form 10-SB dated January 16, 2001.

        *** Previously filed with the Company's Form 10-QSB dated May 15, 2001

        The Company did not file nor was it required to file any reports on Form 8-K during its fiscal quarter ended June 30, 2001.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GO-RACHELS.COM CORP.

        DATE: August 14, 2001              By: /s/ Pablo Malacara
                                               ------------------
                                           Pablo Malacara
                                           Chief Financial Officer
                                           (Duly authorized officer and
                                            Principal Financial Officer)