Form 10QSB
period 2001-09-30
GO RACHELS COM CORP
filed 2001-11-14
CIK 1107508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-31317

                          RACHEL'S GOURMET SNACKS, INC.
                          -----------------------------
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


The Registrant had 9,873,585 shares of Common Stock, $.01 par value outstanding as of October 31, 2001.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]  No [x]

                          RACHEL'S GOURMET SNACKS, INC.

                                   FORM 10-QSB

                                Table of Contents

PART I. FINANCIAL INFORMATION                                                  3
     Item 1.Financial Statements                                               3
     Item 2.Management's Discussion and Analysis or Plan of Operation         11
PART II. OTHER INFORMATION                                                    14
     Item 1.Legal Proceedings                                                 14
     Item 2.Changes in Securities                                             15
     Item 3.Defaults Upon Senior Securities                                   16
     Item 4.Submissions Of Matters To A Vote of Security Holders              16
     Item 5.Other Information                                                 16
     Item 6.Exhibits and Reports on Form 8-K                                  17
SIGNATURE                                                                     18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
                (formerly GO-RACHELS.COM CORP. AND SUBSIDIARIES)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                          Three Months Ended                 Nine Months Ended
                                             September 30,                     September 30,
                                     -----------------------------     -----------------------------
                                         2000             2001             2000             2001
                                     ------------     ------------     ------------     ------------
SALES                                $  3,996,890     $  3,721,491     $ 12,868,979     $ 12,416,047

COST OF GOODS SOLD                      3,152,486        2,596,001       10,167,039        9,072,915
                                     ------------     ------------     ------------     ------------

GROSS MARGIN                              844,404        1,125,490        2,701,940        3,343,132

OPERATING EXPENSES                      1,318,369        1,291,483        4,078,834        4,357,849
                                     ------------     ------------     ------------     ------------

OPERATING LOSS                           (473,965)        (165,993)      (1,376,894)      (1,014,717)
                                     ------------     ------------     ------------     ------------

NONOPERATING INCOME (EXPENSES)
  Interest                               (149,146)        (231,437)        (511,359)        (648,797)
  Gain (loss) on foreign exchange          71,485          (65,001)         181,383          179,755
  Other                                   (10,173)          41,920           64,062           94,119
                                     ------------     ------------     ------------     ------------
                                          (87,834)        (254,518)        (265,914)        (374,923)
                                     ------------     ------------     ------------     ------------

LOSS BEFORE INCOME TAXES                 (561,799)        (420,511)      (1,642,808)      (1,389,640)

INCOME TAX BENEFIT                             --               --          (19,500)              --
                                     ------------     ------------     ------------     ------------

NET LOSS                             $   (561,799)    $   (420,511)    $ (1,623,308)    $ (1,389,640)
                                     ============     ============     ============     ============

NET LOSS PER SHARE -
  BASIC AND DILUTED                  $      (0.07)    $      (0.04)    $      (0.19)    $      (0.14)
                                     ============     ============     ============     ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC AND DILUTED       8,632,824        9,833,585        8,626,713        9,585,759


            See notes to condensed consolidated financial statements.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
                (formerly GO-RACHELS.COM CORP. AND SUBSIDIARIES)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    December 31,    September 30,
                                                                        2000            2001
                                                                    ------------     ------------
                                                                      (audited)      (unaudited)
               ASSETS
CURRENT ASSETS
  Cash                                                              $         --     $    203,848
  Marketable securities                                                  133,950               --
  Accounts receivable, less allowance of $75,000 and $95,000           1,808,240        1,752,204
  Inventories, less allowance of $75,000 and $39,000                   3,482,195        3,783,008
  Prepaid expenses and other                                              35,766          145,387
  Restricted securities                                                  515,700          332,000
                                                                    ------------     ------------
      TOTAL CURRENT ASSETS                                             5,975,851        6,216,447

PROPERTY AND EQUIPMENT                                                   520,900          488,103

GOODWILL                                                               2,840,194        2,705,618

OTHER ASSETS                                                             181,013          133,573
                                                                    ------------     ------------

                                                                    $  9,517,958     $  9,543,741
                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
  Checks issued in excess of deposits                               $    104,580     $         --
  Line of credit borrowings                                            1,439,405        1,933,994
  Obligation payable to stockholder                                      515,700          332,000
  Convertible subordinated debt                                        2,035,685        3,144,552
  Notes payable                                                          645,713          358,972
  Current maturities of long-term debt                                    42,117           32,690
  Accounts payable                                                     4,000,570        4,193,507
  Accrued expenses                                                       696,158          695,952
                                                                    ------------     ------------
      TOTAL CURRENT LIABILITIES                                        9,479,928       10,691,667
                                                                    ------------     ------------

LONG-TERM DEBT, less current maturities                                   13,508           81,412
                                                                    ------------     ------------

COMMITMENTS AND CONTINGENCIES                                                 --               --
                                                                    ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $.01 par value; 20,000,000 shares authorized;
    no shares issued and outstanding                                          --               --
  Common stock, $.01 par value; 50,000,000 shares authorized;
    9,041,563 and 9,833,585 shares issued and outstanding                 90,416           98,336
  Additional paid-in capital                                          13,128,676       13,348,965
  Accumulated other comprehensive income (loss)                           26,693          (65,736)
  Accumulated deficit                                                (13,221,263)     (14,610,903)
                                                                    ------------     ------------
                                                                          24,522       (1,229,338)
                                                                    ------------     ------------

                                                                    $  9,517,958     $  9,543,741
                                                                    ============     ============


            See notes to condensed consolidated financial statements.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
                 (formerly GO-RACHELS.COM CORP AND SUBSIDIARIES)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                 ---------------------------
                                                                                     2000            2001
                                                                                 -----------     -----------
OPERATING ACTIVITIES
  Net loss                                                                       $(1,623,308)    $(1,389,640)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation                                                                     145,676         141,760
    Amortization                                                                     134,575         134,576
    Interest expense added to debt principal                                         132,936         167,916
    Gain on sales of marketable securities                                           (97,558)       (110,917)
    Common stock issued for services                                                   1,500          60,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                           (106,471)         56,036
      Inventories                                                                   (508,925)       (300,813)
      Prepaid expenses and other                                                     211,706         108,256
      Accounts payable                                                               771,844         192,937
      Accrued expenses                                                                47,929            (206)
                                                                                 -----------     -----------
        Net cash used by operating activities                                       (890,096)       (940,095)
                                                                                 -----------     -----------

INVESTING ACTIVITIES
  Proceeds from sales of marketable securities                                       107,534         137,710
  Purchases of property and equipment                                                (35,686)        (20,938)
                                                                                 -----------     -----------
        Net cash provided by investing activities                                     71,848         116,772
                                                                                 -----------     -----------

FINANCING ACTIVITIES
  Decrease in checks issued in excess of deposits                                         --        (104,580)
  Net proceeds on line of credit borrowings                                          545,587         494,589
  Proceeds from debt                                                                 446,077         999,760
  Payments on debt                                                                  (167,529)       (385,098)
  Proceeds from sale of common stock                                                      --          22,500
                                                                                 -----------     -----------
        Net cash provided by financing activities                                    824,135       1,027,171
                                                                                 -----------     -----------

NET INCREASE IN CASH                                                                   5,887         203,848

CASH
  Beginning of period                                                                 32,393              --
                                                                                 -----------     -----------

  End of period                                                                  $    38,280     $   203,848
                                                                                 ===========     ===========

Cash paid for interest                                                           $   226,637     $   292,472

Noncash financing and investing activities:
  Convertible subordinated debt and notes payable refinanced                     $ 1,239,317     $ 2,455,349
  Retirement of obligation payable with restricted securities                             --         515,700
  Receipt of restricted securities for obligation payable                                 --         332,000
  Unrealized losses on securities                                                    (55,424)       (107,157)
  Foreign currency translation gain (loss)                                            (7,440)         14,728
  Equipment acquired under capital lease                                                  --          98,025
  Common stock issued for prepaid financing costs                                         --         145,709


            See notes to condensed consolidated financial statements.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
                (formerly GO-RACHELS.COM CORP. AND SUBSIDIARIES)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1. Basis of Presentation and Significant Accounting Policies -

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

On September 17, 2001, the Company changed its name to Rachel's Gourmet Snacks, Inc. from GO-RACHELS.COM CORP.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Rachel's Gourmet Snacks, Inc., its U.S. subsidiary, Rachel's Manufacturing, Inc. (formerly Rachel's Gourmet Snacks, Inc.), and its Canadian subsidiary, Triple-C-Inc. (collectively "the Company"). All significant intercompany balances and transactions have been eliminated.

Management Estimates

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant management estimates relate to amortization periods for goodwill and the valuation allowance on deferred tax assets.

Revenue Recognition

The Company recognizes revenue at the time product is shipped to a customer. Estimated allowances are recorded at the time of sale as a reduction against accounts receivable with a charge to the statement of operations.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
                (formerly GO-RACHELS.COM CORP. AND SUBSIDIARIES)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


Foreign Currency Translation and Transactions

Assets and liabilities of Triple-C-Inc. are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average period exchange rate. Translation adjustments arising from the use of differing exchange rates are reported as accumulated other comprehensive income
(loss) in stockholders' equity (deficiency).

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. This statement discontinues the amortization of acquired goodwill, subject to periodic impairment testing. The Company does not anticipate adoption of this standard will materially impact its consolidated financial statements.

Common Stock Issued

The Company issued common stock for services and financing costs. The value of these services and financing costs was based on the fair value of the common stock as determined by public trades of the Company's common stock during the same time periods. The costs of the services were charged to operations and stockholders' equity was increased. Stock issued for financing costs was to settle liabilities and to obtain additional debt financing.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
                (formerly GO-RACHELS.COM CORP. AND SUBSIDIARIES)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


Stock-Based Compensation

The Company accounts for employee stock options under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and provides the disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation." Options and warrants to nonemployees are accounted as required by SFAS No. 123.

Credit Risk

Significant concentrations of credit risk exist in accounts receivable which are due from customers dispersed across different geographic and economic regions in the Upper Midwest and Canada.

Net Loss Per Share

Net loss per share - basic is determined by dividing the net loss by the weighted average common shares outstanding. Net loss per share - diluted normally includes common stock equivalents (options, warrants and convertible debentures), but were excluded since their effect was antidulitive.

Reclassifications

Certain reclassifications were made to the September 30, 2000 financial statements to make them comparable with September 30, 2001. The reclassifications did not affect net loss or net cash flows.

2. Going Concern

The condensed consolidated financial statements were prepared in contemplation of the Company as a going concern. The Company has incurred net losses of $1,893,215, $1,939,225 and $1,389,640 for calendar years 1999 and 2000 and the nine months ended September 30, 2001, respectively, and as of September 30, 2001, has a stockholders' deficiency of $1,229,338, including an accumulated deficit of $14,610,903. The Company also has a material uncertainty regarding a shareholder dispute (Note 3). These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
                (formerly GO-RACHELS.COM CORP. AND SUBSIDIARIES)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


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

The Company is also a defendant to various claims in litigation, and in some cases judgements have been awarded to the plaintiffs. The Company is currently engaged in negotiations with several of these plaintiffs. The potential for payment of these judgements by judicial means exists, and satisfaction of these judgements may have a material adverse affect on the financial condition of the Company. The liabilities related to the judgements are included in accounts payable at December 31, 2000 and September 30, 2001.

4. Changes in Securities

Issuance of Common Stock

In 2001, the Company issued common stock to certain parties known to the Company as follows: (i) 200,000 shares on January 8; 163,300 shares on March 5; 4,592 shares on April 1; and 274,130 shares on June 21 to four individuals in exchange for services provided to the Company and (ii) 150,000 shares on April 1 in exchange for cash.

Providers of services to the Company agreed to accept common stock of the Company in lieu of cash compensation. All issuances of common stock were unregistered in reliance upon Section 4(2) of the Securities Act of 1933. There were no offering expenses incurred by the Company in conjunction with these issuances.

Convertible Debenture Offerings

In 2001, the Company sold or reissued convertible debentures to twelve individual purchasers in the following amounts on the dates indicated: $125,000 on January 8; $10,000 on January 11; $1,400 on January 23; $9,511 on January 24; $1,380 on January 25; $3,000 on January 29; $1,200 on January 30; $5,360 on
February 8; $62,672 on February 20; $300,000 on February 28; $22,400 on April 4; $610,495 on April 20; $11,200 on May 11; $44,800 on May 15; $81,840 on May 20;
$61,344 on June 3; $660,282 on June 8; $350,000 on June 11; $147,323 on June 23;
$90,578 on July 1; $7,500 on July 23; and $13,440 on August 7. All are short term (six months to one year), are convertible into common stock of the Company at a weighted-average conversion rate of $.72 per share, and were issued to certain parties known to the Company. The issuance of the convertible debentures was exempt from registration under Section 4(2) of the Securities Act of 1933. As of the date of this report none of the convertible debentures issued in 2001 have been converted into common stock of the Company. The Company incurred offering expenses of $122,951 in conjunction with these issuances.

In addition to the sale or reissuance of convertible debentures referenced above, Triple-C-Inc. sold or reissued $480,552 and $447,007 on August 31, 2001 and February 28, 2001, respectively, of six month 12% unsecured convertible subordinated debentures to certain parties known to Triple-C-Inc. The convertible debentures

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
                (formerly GO-RACHELS.COM CORP. AND SUBSIDIARIES)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


are convertible into common stock of Triple-C-Inc. at 80% of the Initial Public Offering (IPO) price for shares of Triple-C-Inc. only upon completion of a Triple-C-Inc. IPO. The issuance of the convertible debentures was exempt from registration in the United States under Section 4(2) of the Securities Act of 1933. As of the date of this report, none of the convertible debentures issued in 2001 have been converted into common stock of Triple-C-Inc. and it is unlikely that any IPO will take place before retirement of the convertible debentures. Offering expenses of $35,696 were incurred in conjunction with these issuances.

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

Stock Option Issuances

The Company has entered into the following transactions under the Company's stock option plan during the nine months ended September 30, 2001. The options indicated below as granted under the Company's stock option plan were granted to persons who were directors or employees of the Company in private transactions that were exempt under Section 4(2) of the Securities Act of 1933 and SEC Rule
701. The Company advised each option holder of the restricted nature under the Securities Act of the common stock purchasable on exercise of the options.

During the nine months ended September 30, 2001, the Company granted (i) an option to purchase 200,000 shares of common stock of the Company to Lawrence Castriotta, the Chief Executive Officer and a director of the Company; (ii) an option to purchase 100,000 shares of common stock of the Company to Pablo Malacara, the Chief Financial Officer of the Company; and (iii) an option to purchase 25,000 shares of common stock of the Company to an employee of the Company. Each of the options granted by the Company in the nine months ended September 30, 2001 has a term of five years and an exercise price of $ .30 per share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Sales for the three months ended September 30, 2001, were $3,721,491 compared to $3,996,890 for the three months ended September 30, 2000. The net loss for the three months ended September 30, 2001 was $420,511, or $.04 per share, compared to a net loss of $561,799, or $.07 per share, in the comparable period of 2000. The decrease in the net loss was the result of an increase in the gross margin of $281,086 and a decrease in operating expenses of $26,886, offset by an increase in nonoperating expenses of $166,684.

Sales for Triple-C-Inc. for the three months ended September 30, 2001, were $3,253,899, compared to $3,739,164 for the three months ended September 30, 2000. The decrease was partially caused by the weaker Canadian dollar as compared to the U.S. dollar. Triple-C-Inc.'s sales in Canadian dollars decreased by $529,793 in the three months ended September 30, 2001 compared to the comparable three months in 2000. The decrease was primarily caused by the elimination of a low margin seasonal candy program. Sales of snack foods were $467,592 for the three months ended September 30, 2001, compared to $257,726 for the three months ended September 30, 2000. The increase was primarily due to the addition of three "private label" customers.

Cost of goods sold decreased by $556,485 to $2,596,001 in the three months ended September 30, 2001, from $3,152,486 in the comparable period of 2000. Cost of goods sold as a percentage of sales decreased by 9.1% to 69.8% in 2001, as compared to 78.9% in 2000. The margin improvement was primarily due to a change in the sales mix at Triple-C-Inc. to higher margin products. The Company also had a sufficient supply of proprietary products in 2001 which was not the case in 2000.

Operating expenses for the three months ended September 30, 2001, were $1,291,483, compared to $1,318,369 in the same period the prior year. The decrease was attributable to decreased expenses in Triple-C-Inc.'s operations, partially offset by increased expenses in the snack foods operations.

Net nonoperating expense for the three months ended September 30, 2001, was $254,518, compared to $87,834 for the three months ended September 30, 2000. Interest expense increased by $82,291 to $231,437 in 2001, compared to $149,146 in 2000, because of an increase in the amount of debt outstanding. Foreign currency losses were $65,001 in 2001 compared to gains of $71,485 in 2000. The fluctuations in foreign exchange were primarily at Triple-C-Inc. and were caused by fluctuations of the Canadian dollar in relation to other foreign currencies. The Company realized a gain of $51,181 in the three months ended September 30, 2001 from the sale of marketable securities it holds for investment, which gain was included in net other nonoperating income (expenses). The Company did not sell any marketable securities it holds for investment in the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Sales for the nine months ended September 30, 2001, were $12,416,047 compared to $12,868,979 for the nine months ended September 30, 2000. The net loss for the nine months ended September 30, 2001 was $1,389,640, or $.14 per share, compared to a net loss of $1,623,308, or $.19 per share, in the comparable period of 2000. The decrease in the net loss was the result of an increase in the gross margin of $641,192, offset by an increase in operating expenses of $279,015, an increase in nonoperating expenses of $109,009 and decreased income tax benefit of $19,500.

Sales for Triple-C-Inc. for the nine months ended September 30, 2001, were $11,269,727, compared to $12,066,565 for the nine months ended September 30, 2000. The decrease was partially caused by the weaker Canadian dollar as compared to the U.S. dollar. Triple-C-Inc.'s sales in Canadian dollars decreased by $481,432 in the nine months ended September 30, 2001 compared to the comparable nine months in 2000. The decrease was primarily caused by the elimination of a low margin seasonal candy program. Sales of snack foods were $1,146,320 for the nine months ended September 30, 2001, compared to $802,414 for the nine months ended September 30, 2000. The increase was primarily due to the addition of three "private label" customers.

Cost of goods sold decreased by $1,094,124 to $9,072,915 in the nine months ended September 30, 2001, from $10,167,039 in the comparable period of 2000. Cost of goods sold as a percentage of sales decreased by 5.9% to 73.1% in 2001, as compared to 79.0% in 2000. The margin improvement was primarily due to a change in the sales mix at Triple-C-Inc. to higher margin products. The Company also had a sufficient supply of proprietary products in 2001 which was not the case in 2000.

Operating expenses for the nine months ended September 30, 2001, were $4,357,849, compared to $4,078,834 in the same period the prior year. The increase was primarily attributable to increased sales, marketing and general and administrative expenses in the Triple-C-Inc. operations. Operating expenses increased slightly in the snack foods operations in the nine months ended September 30, 2001 compared to expenses in 2000.

Net nonoperating expense for the nine months ended September 30, 2001, was $374,923, compared to $265,914 for the nine months ended September 30, 2000. Interest expense increased by $137,438 to $648,797 in 2001, compared to $511,359 in 2000, because of an increase in the amount of debt outstanding. Foreign currency gains were $179,755 in 2001 compared to gains of $181,383 in 2000. The fluctuations in foreign exchange were primarily at Triple-C-Inc. and were caused by fluctuations of the Canadian dollar in relation to other foreign currencies. The Company realized a gain of $110,917 in the nine months ended September 30, 2001 from the sale of marketable securities it holds for investment, compared to a gain of $97,558 in 2000. The gains are included in net other nonoperating income (expenses).

The income tax benefit decreased $19,500 in the nine months ended September 30, 2001 compared to the comparable period of 2000. A tax benefit of $19,500 in 2000 resulted from partial utilization of the operating loss of Triple-C-Inc. Triple-C-Inc. has operating loss carryforwards for Canadian federal income tax purposes, and therefore no tax benefit was utilized in 2001.

LIQUIDITY AND CAPITAL RESOURCES (FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001)

Triple-C-Inc. has a $4,755,750 ($7,500,000 Canadian dollars) revolving line of credit facility expiring in 2003, subject to a four year extension at the option of Triple-C-Inc. Borrowings are due on demand, bear interest at the prime rate plus 1.5% to 2% (as defined in the debt instrument), and are collateralized by substantially all Triple-C-Inc. assets. Advances are subject to defined limitations on the collateralized assets. Triple-C-Inc.'s use of the line of credit facility is subject to operating covenants relating to tangible net worth, additional debt, and dividends, among others. The Triple-C-Inc. line of credit may not be utilized by the Company for its U.S. operations, and may be cancelled at any time by the lender. At September 30, 2001, the loan balance on the line of credit facility was $1,933,994.

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

Net cash used by operating activities for the nine months ended September 30, 2001, was $940,095. Negative operating cashflow resulted primarily from the net operating loss.

Net cash provided by investing activities for the nine months ended September 30, 2001, was $116,772. Investing cash flows resulted from proceeds on the sale of marketable securities held for investment. Outflows related to the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2001, was $1,027,171. Financing cash flows resulted from excess proceeds over payments on Company debt and from proceeds from the sale of common stock.

The Company issued $2,620,725 of short term, six months to one year, 12% convertible subordinated debentures in the nine months ended September 30, 2001. The debentures were convertible in common stock at a weighted-average rate of $.72 per share. The debentures contained no immediate beneficial conversion features. Debentures for $1,541,770 were refinanced in 2001.

Triple-C-Inc. issued $480,552 and $447,007 on August 31, 2001 and February 28, 2001, respectively, of six month 12% unsecured convertible subordinated debentures. The debentures are convertible into common stock of Triple-C-Inc. at 80% of the Initial Pubic Offering (IPO) price for shares of Triple-C-Inc. only upon completion of a Triple-C-Inc. IPO. The debentures contained no immediate beneficial conversion features. Debentures of $875,107, including $447,007 issued in 2001, were refinanced in 2001.

The Company issued $97,281 of short term promissory notes at interest rates ranging from 8.25% to 15.00% in the nine months ended September 30, 2001. Notes in the amount of $384,022, including $62,056 of notes issued in 2001, were refinanced or retired in 2001.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2. Changes in Securities

Issuance of Common Stock

In 2001, the Company issued common stock to certain persons known to the Company as follows: (i) 200,000 shares on January 8; 163,300 shares on March 5; 4,592 shares on April 1; and 274,130 shares on June 21 to four individuals in exchange for services provided to the Company and (ii) 150,000 shares on April 1 in exchange for cash.

Providers of services to the Company agreed to accept common stock of the Company in lieu of cash compensation. All issuances of common stock were unregistered in reliance upon Section 4(2) of the Securities Act of 1933. There were no offering expenses incurred by the Company in conjunction with these issuances.

Convertible Debenture Offerings

In 2001, the Company sold or reissued convertible debentures to twelve individual purchasers in the following amounts on the dates indicated: $125,000 on January 8; $10,000 on January 11; $1,400 on January 23; $9,511 on January 24; $1,380 on January 25; $3,000 on January 29; $1,200 on January 30; $5,360 on
February 8; $62,672 on February 20; $300,000 on February 28; $22,400 on April 4; $610,495 on April 20; $11,200 on May 11; $44,800 on May 15; $81,840 on May 20;
$61,344 on June 3; $660,282 on June 8; $350,000 on June 11; $147,323 on June 23;
$90,578 on July 1; $7,500 on July 23; and $13,440 on August 7. All are short term (six months to one year), are convertible into common stock of the Company at a weighted-average conversion rate of $.72 per share, and were issued to certain parties known to the Company. The issuance of the convertible debentures was exempt from registration under Section 4(2) of the Securities Act of 1933. As of the date of this report none of the convertible debentures issued in 2001 have been converted into common stock of the Company. The Company incurred offering expenses of $122,951 in conjunction with these issuances.

In addition to the sale or reissuance of convertible debentures referenced above, Triple-C-Inc. sold or reissued $480,552 and $447,007 on August 31, 2001 and February 28, 2001, respectively, of six month 12% unsecured convertible subordinated debentures to certain parties known to Triple-C-Inc. The convertible debentures are convertible into common stock of Triple-C-Inc. at 80% of the Initial Public Offering (IPO) price for shares of Triple-C-Inc. only upon completion of a Triple-C-Inc. IPO. The issuance of the convertible debentures was exempt from registration in the United States under Section 4(2) of the Securities Act of 1933. As of the date of this report, none of the convertible debentures issued in 2001 have been converted into common stock of Triple-C-Inc. and it is unlikely that any IPO will take place before retirement of the convertible debentures. Offering expenses of $35,696 were incurred in conjunction with these issuances.

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

Stock Option Issuances

The Company has entered into the following transactions under the Company's written stock option plan during the nine months ended September 30, 2001. The options indicated below as granted under the Company's stock option plan were granted to persons who were directors or employees of the Company in private transactions that were exempt under Section 4(2) of the Securities Act of 1933 and SEC Rule 701. The Company advised each option holder of the restricted nature under the Securities Act of the common stock purchasable on exercise of the options.

During the nine months ended September 30, 2001 the Company granted (i) an option to purchase 200,000 shares of common stock of the Company to Lawrence Castriotta, the Chief Executive Officer and a director of the Company; (ii) an option to purchase 100,000 shares of common stock of the Company to Pablo Malacara, the Chief Financial Officer of the Company; and (iii) an option to purchase 25,000 shares of common stock of the Company to an employee of the Company. Each of the options granted by the Company in the nine months ended September 30, 2001 has a term of five years and an exercise price of $ .30 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

On September 17, 2001, the Company held an annual meeting of its shareholders. At the meeting, the shareholders elected Lawrence Castriotta, Harm Scholtens and Danny Bob Berenberg to the Board of Directors of the Company, changed the name of the Company from GO-RACHELS.COM CORP. to Rachel's Gourmet Snacks, Inc., and ratified the appointment by the Board of Directors of Lurie Besikof Lapidus & Company, LLP as independent auditors of the Company.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.           Description
-----------           -----------
3.1.1                 Restated Articles of Incorporation*
3.1.2                 Amendment to Articles of Incorporation*
3.1.3                 Notice of Change of Registered Office/Registered Agent*
3.1.4                 Bylaws*
3.1.5                 Amendment to Articles of Incorporation
10.1                  Employment Agreement - Lawrence Castriotta*
10.2                  Employment Agreement - Harm Scholtens*
10.3                  Real Property Lease - Menomonie, Wisconsin*
10.4                  Real Property Lease - Hamilton, Ontario*
10.5                  Real Property Lease - Calgary, Alberta*
10.5.1                Specimen of Convertible Debentures*
10.7                  Gardner Resources License Agreement**
10.8                  Gardner Resources Private Label Agreement**
10.9                  Amendment to Employment Agreement - Lawrence Castriotta***
11                    Statement re: Computation of Per Share Earnings
21                    Subsidiaries of Registrant*

*   Previously filed with the Company's Form 10-SB dated November 30, 2000.
** Previously filed with the Company's Amendment Number One to Form 10-SB dated January 16, 2001.
*** Previously filed with the Company's Form 10-QSB dated May 15, 2001


The Company filed a report on Form 8-K on September 18, 2001 relating to a non-exclusive contract with Target, Inc. to manufacture a line of "private label" potato chips for Target's "SuperTarget" chain of stores.

                                    SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   Rachel's Gourmet Snacks, Inc.


DATE: November 14, 2001                           By: /s/ Pablo Malacara
                                                      --------------------------
                                                   Pablo Malacara
                                                   Chief Financial Officer
                                                   (Duly authorized officer and
                                                   Principal Financial Officer)