Form 10KSB
period 2001-12-31
RACHELS GOURMET SNACKS INC
filed 2002-04-01
CIK 1107508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31317

                          RACHEL'S GOURMET SNACKS, INC.
                 (Name of small business issuer in its Charter)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $17,282,995

The aggregate market value of the voting stock held by non-affiliates of the Company at March 23, 2002 was $3,317,296, assuming that all directors are affiliates, and the following officers are affiliates: Leo Short, Pablo Malacara and Kent Hammond.

The Registrant had 10,254,289 shares of Common Stock, $.01 par value outstanding as of March 22, 2002.

Transitional Small Business Disclosure Format (Check one) [ ] Yes [X] No

                          RACHEL'S GOURMET SNACKS, INC.

                                   FORM 10-KSB

                                Table of Contents

PART I.
                                                                        Page No.
                                                                        --------

Item 1.   Description of Business.                                          3

Item 2.   Description of Property.                                         10

Item 3.   Legal Proceedings.                                               10

Item 4.   Submission of Matters to a Vote of Security Holders.             11

PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters.        11

Item 6.   Management's Discussion and Analysis or Plan of Operation.       13

Item 7.   Financial Statements.                                            17
          (see Table of Contents, page 24)

Item 8.   Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure.                                      17

PART III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act.             17

Item 10.  Executive Compensation.                                          19

Item 11.  Security Ownership of Certain Beneficial Owners and Management.  21

Item 12.  Certain Relationships and Related Transactions.                  22

Item 13.  Exhibits and Reports on Form 8-K.                                22

SIGNATURES                                                                 23

                             Introductory Statement

This Annual Report on Form 10-KSB contains forward-looking statements, which reflect the Company's views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "intend," "estimate," and other expressions which indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: competition in the snack food product business and the Company's ability to obtain additional equity or debt financing on acceptable terms in order to continue operations and to retire debt incurred by the Company.


                                     PART I

Item 1.  Description of Business

Substantial Doubt About Our Viability as a Going Concern

The viability of Rachel's Gourmet Snacks, Inc. (the "Company") as a going concern is uncertain. The Company incurred net losses of $1,732,884 and $1,939,225 in 2001 and 2000, respectively, and as of December 31, 2001, has an accumulated deficit of $14,954,147, and a stockholders' deficiency of $1,472,860.

The Company also has a material uncertainty regarding a stockholder dispute (see "Legal Proceedings").

These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient operating cash flows and obtain additional financing or refinancing to meet its obligations (see "Management's Discussion and Analysis or Plan of Operation").

General Business Development

RLD Enterprises, Inc. was incorporated under the laws of the State of Minnesota on April 11, 1991. In 1995, RLD Enterprises, Inc. acquired Rolar, Incorporated, a potato chip manufacturing company in Menomonie, Wisconsin, as a wholly owned subsidiary and launched the "Rachel's" line of gourmet potato chips. On October 31, 1997, Rolar, Incorporated changed its name to Rachel's Gourmet Snacks, Inc. On November 6, 2001, Rachel's Gourmet Snacks, Inc. (formerly Rolar, Incorporated) changed its name to Rachel's Manufacturing, Inc.

On June 30, 1997, RLD Enterprises, Inc. acquired Triple-C-Inc., a Canadian corporation, as a wholly owned subsidiary. Triple-C-Inc. is a 40 year old company based in Hamilton, Ontario that distributes name brand confectionery products throughout Canada. The acquisition price totaled $3,508,774 and consisted of 640,000 shares of the Company's common stock valued at $1,811,200, cash of $1,360,755 (including $177,705 in acquisition costs), and 12% notes payable totaling $274,356. In connection with the transaction, the Company issued to Don Siemens as a "finder's fee" a warrant to purchase 100,000 shares of common stock of the Company at $3.00 per share (which was included in the total acquisition price at a value of $62,463). The warrant issued to Mr. Siemens expires on June 30, 2002. The holders of the shares of the common stock issued in connection with the acquisition had the right to require the Company to purchase all or any part of 608,000 of those shares held by the holders on any of the following dates at the share price stated:

                  Exercise Date                      Price
                  -------------                      -----
                  April 1, 1999                      $3.174
                  July 1, 1999                       $3.127
                  October 1, 1999                    $3.221

On October 1, 1999, the option of these holders to require the Company to purchase their shares expired without the delivery of the prescribed notice of exercise by the holders. Notwithstanding the expiration of this option, the holders have asserted a claim that the Company must purchase their stock in the Company, which assertion the Company disputes (see "Legal Proceedings").

Square-Knot, Inc. was incorporated under the laws of the State of Minnesota on June 11, 1996, and on October 31, 1997 acquired, as a wholly owned subsidiary, RLD Enterprises, Inc. Square-Knot, Inc. changed its name on October 31, 1997 to RLD Enterprises, Inc., and RLD Enterprises, Inc. changed its name effective October 31, 1997 to Rachel's Gourmet Snacks, Inc. The Amended Articles of Incorporation and Bylaws of Rachel's Gourmet Snacks, Inc. were approved as the Amended Articles of Incorporation and Bylaws of RLD Enterprises, Inc. On January 29, 1999, RLD Enterprises, Inc. changed its name to GO-RACHELS.COM CORP. On September 17, 2001, GO-RACHELS.COM CORP. changed its name to Rachel's Gourmet Snacks, Inc.

The "Company" means Rachel's Gourmet Snacks, Inc. and its subsidiaries, Rachel's Manufacturing, Inc. and Triple-C-Inc. The Company's shares of common stock are quoted on the North American Securities Dealers Automated Quotation (NASDAQ) Over-The-Counter Bulletin Board (OTC:BB) under the symbol "RCHS," (see "Market for Common Equity and Related Shareholder Matters").

The Company has not been the subject of any bankruptcy, receivership, or similar proceedings.

Products and Services

The Company, through its subsidiary Rachel's Manufacturing, Inc. manufactures, markets, and distributes great tasting, healthier "Home Style" gourmet potato chips which are cholesterol free, and are relatively low in sodium and fat, under the "Rachel's Made From the Heart" label. Rachel's Made From the Heart "Home Style" gourmet potato chips are made with care and high-quality ingredients. Cooked one batch at a time, Rachel's uses mid and/or high oleic sunflower oil to achieve a healthy, satisfying crunch that is 100% natural, low in polyunsaturates and high in vitamin C. Rachel's potato chip products come in five flavors: Traditional, Mesquite Barbeque, Parmesan & Garlic, Salt & Vinegar, and Jalapeno. Each of these flavors is packaged in the following sizes: 1.5 oz.; 5 oz.; 5 lb. Bulk; 10 lb. Bulk; and a Variety Pak consisting of six 1.5 oz. bags. Certain flavors are also packaged in 1 oz. and 16 oz. packages. Rachel's potato chip products are packaged in high-quality colorful packaging to position the products in the gourmet potato chip market.

The Company, through its subsidiary, Triple-C-Inc., a Canadian corporation, distributes confectionery and specialty snacks. Triple-C-Inc. is an importer and distributor of sour candy and "Gummy" candy in Canada. Approximately 50% of Triple-C-Inc.'s confectionery sales are private brand sales, whereby other manufacturers sell products with the Triple-C-Inc. name and/or various other proprietary trademarks. The remainder of Triple-C-Inc.'s confectionery sales consist of products manufactured by other companies. The Company has begun introducing a line of confectionery products into the United States. There can be no assurance, however, that the Company will be able to continue the expansion or introduction of new product.

The Company intends to expand its current line of products to include bagel chips, rye chips, snack mixes, and other confectionery and specialty snacks in 2002, a goal the Company was unable to attain in 2001. This expansion has and will continue to be achieved through private label arrangements (where the Company sells products manufactured by others under the "Rachel's" name or other proprietary mark of the Company), but future expansion may also be achieved through internal development or through acquisitions. All of the Company's current private label arrangements are conducted via oral agreement. The costs for expansion through private label arrangements in 2001 were approximately $60,000, which the Company financed from cashflow of existing operations. The costs for expansion through private label arrangements in 2002 are estimated to total $120,000, which the Company intends to continue to finance from cashflow of existing operations. There can be no assurance, however, that cashflow of existing operations will be sufficient for this purpose, and the Company's recent financial history indicates that it may be impossible to finance future private label arrangements through cashflow of existing operations. The possibility exists that the Company will be required to raise additional capital to finance these private label arrangements, the prospects of which are uncertain. In addition, costs for additional expansion of private label arrangements through other means are currently unknown, but could be substantially greater than $120,000. If the Company is required to expand the Company's current product line by means other than private label arrangements, the Company will probably be required to raise additional capital in excess of $120,000, the prospects of which are uncertain (see "Management's Discussion and Analysis or Plan of Operation").

Using Triple-C-Inc.'s marketing and branding capabilities, the Company has developed a line of Rachel's Gourmet Candy, including Rachel's Gourmet Chocolates. These products were introduced into the U.S. and Canada in the second half of the year 2000.

In January 2000, Triple-C-Inc. was appointed the Canadian distributor for Pokemon and WWF licensed candy, and in April 2000, Triple-C-Inc. was named by PEZ Candy, Inc. as its exclusive distributor for "Pez" candy in Canada.

In October 2000, the Company entered into a license agreement with Gardner Resources, a New Jersey Company ("Gardner"), whereby the Company obtained the exclusive potato chip marketing and manufacturing rights to the "Death Rain" brand of potato chips for North America. The "Death Rain" brand of potato chips does not compete directly with the "Rachels" brand of potato chips. In exchange for the license granted to the Company, the Company issued 100,000 shares of common stock in the Company and a warrant to purchase 100,000 shares of common stock of the Company to Gardner. The license agreement with Gardner has an initial term of five years but may be renewed by the Company for an additional five-year term in exchange for a warrant to purchase 50,000 shares of common stock of the Company. In addition, the Company has entered into a private label agreement with Gardner, whereby the Company has agreed to manufacture, for export, potato chip products on a fee basis under the "Blair's Death Rain Chips" label.

In December 2000, Nestle USA ("Nestle") announced to its customers that Triple-C-Inc. had been named the exclusive representative for the sale and distribution of Nestle's "Willy Wonka" brand of confectionery products in Canada. Gross sales for the "Willy Wonka" brand of confectionery products in Canada in calendar year 2000 were in excess of $8 million. "Willy Wonka" sales in calendar year 2001 were substantially below this level due to the inability of Nestle to deliver product because of problems related to the shifting of Nestle's production from Canada to the U. S.

In 2001, the Company was selected as the sole provider of premium private label potato chips under the "Archer Farms" brand, for Target Corporation's SuperTarget stores ("SuperTarget"). Target Corporation currently has sixty-three
(63) SuperTarget units, and the number of such units is growing. The "Archer Farms" brand of potato chips was also tested in approximately eighty (80) Target stores. In December 2001, the Company was notified that sales of the product will be expanded to an additional four hundred thirty-four (434) Target stores in April 2002. The Company has also received approval from SuperTarget to provide eleven (11) additional line items which will be marketed in 2002 under the Archer Farms brand.

Status of Any Publicly Announced New Products or Services

Except for the "Archer Farms" brand products provided for Target Corporation, and the "Death Rain" brand of potato chips, the Company has not publicly announced any new products or services in the past three years.

Marketing

The success of the Company's marketing efforts will depend largely on five basic and related focuses. These focuses form the foundation of the Company's marketing strategies and will allow the Company to penetrate all trade segments. The focuses are: packaging, pricing, sampling, distribution, and promotion/marketing.

Persuading consumers to try new products is always important. The Company recognizes this and plans to devote an undetermined amount of marketing dollars annually to ongoing sampling events. The Company estimates that it has spent approximately $15,000 in each of the calendar years 2001 and 2000 for sampling events.

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

The Company has positioned itself to offer high quality gourmet-style products and has chosen not to discount its retail pricing as is widely prevalent in today's snack business. Rather, the Company is positioning itself as a gourmet snack company offering high quality products at a fair everyday price. The Company, through its distribution network, will manage and execute premium market everyday pricing.

The Company actively participates with several non-profit organizations such as The MS Society and Children's Heart Fund. In addition to the goodwill such events generate for the Company, participation in such fundraisers provides the opportunity to present sample products to event participants. Because the "Archer Farms" brand products are provided exclusively for Target Corporation, the Company does not actively promote or market the "Archer Farms" brand line of products.

Distribution Methods of Products or Service

Other than the "Archer Farms" brand line of products, which are distributed exclusively through Target Corporation, the Company distributes its products through wholesale distributors in Minnesota and Wisconsin. Since September 1996, the Company has also distributed its products to food service customers through Sysco Food Service in Minnesota, Wisconsin, Colorado and Florida and also distributes its products through Alliant Food Service in Minnesota. All of the Company's distributor relationships with third parties are conducted via oral agreement. The Company also sells its products directly to customers via its internet web site. In addition, Triple-C-Inc. currently distributes its products throughout Canada through a network of small distributors and sells its products directly to retailers in Canada.

The Company intends to expand its distribution network throughout North America with food brokers and distributors. Also, the Company has a distribution relationship with Sysco Food of Minnesota, Inc., Sysco Food of Colorado, Inc., and Sysco Food of Florida, Inc. These relationships may lead to further distribution opportunities with Sysco Corp. (the parent of Sysco Food of Minnesota, Inc., Sysco Food of Colorado, Inc., and Sysco Food of Florida, Inc.), although the Company has not yet ascertained or realized the benefit of this relationship, nor does it have reason to believe that its products will be distributed nationwide by Sysco Corp. in the foreseeable future. The Company intends to distribute Triple-C-Inc.'s product line in the United States to current distributors and retailers of the Company's products in the United States.

Need for any Government Approval of Principal Products or Services

The Company is not currently subject to any preconditioned government approval for the sale of any of its products or services.

Effect of Existing or Probable Governmental Regulations on the Business

The Company, as a manufacturer and marketer of food items, is subject to regulation by various government agencies, including the United States Food and Drug Administration, the Canadian Department of Agriculture and Agri-Food, and the Canadian Food Inspection Agency. Under various U.S. and Canadian statutes and regulations, such agencies prescribe requirements and establish standards for quality, purity, and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines and/or a compulsory withdrawal of product from store shelves. The Company may also be required to comply from time to time with international, state, and local laws regulating food handling and storage.

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

Sources and Availability of Raw Materials and Names of Principal Suppliers

Raw materials are purchased and available from numerous sources. Approximately 47% of the Company's merchandise in 2001 was purchased in the aggregate from Nestle USA, Astra Sweets nv, a Belgium Company and Red Band Venco, a division of CSM nv, a Netherlands Company.

The dispute between the Company and Trolli, a division of Nabisco, Inc., referred to in the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, was resolved in 2001 to the satisfaction of both the Company and Trolli. The financial effect of the resolution, which was not material, was accounted for in the consolidated financial statements for the year ended December 31, 2001.

Dependence on One or Few Major Customers

The Company receives an overwhelming majority of its sales from a large variety of retail customers. Approximately 20% of the Company's sales in 2001 were from two customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company has registered the following trademarks with the United States Patent and Trademark Office: "Rachel's Made From the Heart," and "Gourmet America's Finest."

The Company has applied for registration of the following trademarks with the United States Patent and Trademark Office: "Rachel's Made From the Heart," "Squaw Buck," "Golden Revelations," "Rachel's Revelations" and "Rachel's Batonnets."

In addition, the Company uses the following unregistered trademark: "Rachel's."

Triple-C-Inc. has applied for registration of the following trademarks with the United States Patent and Trademark Office: "Goldie Dollar," "Casino Chips," "Rachel's Coffee Revelations," "Gummy Guy," "Kidz Korner," "Millennium Coins," and "Windsor".

Triple-C-Inc. has registered the following trademarks with the Canadian Intellectual Property Office: "Rachel's," "Rachel's Crunchy Goodness & Design," "Sour Simon," "Sour Simon and Head Design,"

"Child-Boy's Face Fanciful Design," "Cola Bottles," "Sour Face Pullers," "Sour Soothers," "Sour Tongues," "Summer Berries," "Belly Buttons," "TC and Design," "Screaming Sirens," "Tiger Tails," "Surfin Snakes," "Sour Subs," "The Original Sour Face Puller," "Flossed Teeth," "Fins And Scales," "Dog Bones," "Sour Straws," "Gummy Guy and Head Design," "Rachel's Crunchy Goodness & Design," "Simon Sur," "Gummy Guy," "Child Boy's Head Design," "Sour Puss," "Yukkies," "Pucker Power," "Loonies," "Initial," "Peanut Smaks," "Beer Bottles," "Santa's Own," "Quenchers," "Kool Kiss," "Blockheads," "Candy On The Move & Design," "Santa's Own & Design," "Wow That's Sour," "Super Frogs," "Frogs," "World Class Candy," "It's A Boy," "Windsor," "It's A Girl," "Les Grimaciers Sur Originaux," "Le Grimacier Sur Original," "Sujets Surs," "Tetines Surs," "Grenouilles," "Bouteilles Cola," "Grimace Assuree," "Toonies," "Twonies," "Barclay," "Millennium Coins," "Chocolate on the Move & Design," "Fizzy Rolls," "Fun Hearts," "Fruits De Mer," "Talking Hearts," "Toopops," "Watches," and "Sea Fruit."

Triple-C-Inc. has applied for registration of the following trademarks with the Canadian Intellectual Property Office: "Affections," "Droppies," "Golden Revelations," "Kidz Korner and Design," "Mad Money," "Rachel's Batonnets," "Sour Bolts Design," "Kidstuff," "Rachel's Revelations," "Choco-Beans," "Rachel's Coffee Revelations," and various design marks.

Triple-C-Inc. currently uses, but has not registered, the following trademarks:
"Sour Simon," "Sour Soother," "Gummy Frogs," "Belly," and "Loonies Chocolate Coins."

The Company has pursued and will continue to selectively pursue registration of its trademarks with relevant state and national registration authorities as appropriate.

The Company has entered into a license agreement to manufacture the "Death Rain" brand of potato chips (See "Products and Services," above). The Company does not hold any patents. The Company is not a party to any other material franchise, license, concession, royalty, or labor contract.

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

Employees

The Company employs 84 full-time and 30 part-time employees, including management. The number of employees engaged in particular operations of the Company is as follows: Executive - 8, Administrative - 25, Manufacturing - 23, Warehouse/Distribution - 23, Sales - 15, and Merchandisers - 20.

Reports to Security Holders.

Prior to the filing of the Registration Statement on Form 10-SB, filed with the United States Securities and Exchange Commission on October 20, 2000 and amended on January 16, 2001 and February 22, 2001, the Company had not filed any other reports with the Securities and Exchange Commission. As a reporting company under the Securities Exchange Act of 1934, the Company has timely filed all required reports and information with the Securities and Exchange Commission. Likewise, to the extent that the Company has been required to deliver annual and quarterly reports to security holders due to its status as a reporting Company, or as may have been or may be required by the rules or regulations of any exchange upon which the shares of the Company are traded or quoted, the Company has delivered annual and quarterly reports to all stockholders. If the Company issues additional shares, the Company may file additional registration statements for those shares.

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

Item 2. Description of Property

The Company leases Corporate office space in Bloomington, Minnesota. The Company's confectionery snack segment leases office and warehouse space in the following Canadian locations: Hamilton, Calgary, and Montreal. The snack foods segment leases a manufacturing plant in Menomonie, Wisconsin. All properties leased by the Company are adequate for the Company's operations.

Item 3. Legal Proceedings

In conjunction with the acquisition of the stock of Triple-C-Inc., the Company issued 608,000 shares of its common stock to former stockholders of Triple-C-Inc. stock, one of whom, Mr. Harm Scholtens, is currently employed by Triple-C-Inc., a wholly-owned subsidiary of the Company (see "General Business Development" above). According to the acquisition agreement between the Company and the stockholders, these stockholders retained the right to require the Company to purchase all or part of 608,000 of their shares at predetermined prices on stipulated dates. The terms of this repurchase obligation of the Company included the delivery of promissory notes bearing interest at 6% with a five-year term. Prior to October 1, 1999, these stockholders indicated their general intent to exercise their right to require the Company to purchase their shares, and the Company and these stockholders conducted negotiations regarding method of payment and extension of the date of exercise of the stockholders' right to require the Company to purchase their shares. During these discussions, counsel for the stockholders delivered a draft promissory note to be used by the parties to evidence the payment obligation from the Company to the stockholders. On October 1, 1999, the option of these stockholders to require the Company to purchase their shares at $3.221 per share expired without the delivery of the prescribed notice of exercise by the stockholders. Nevertheless, the stockholders (including Mr. Scholtens, an employee of Triple-C-Inc.) have asserted and continue to assert that the Company is obligated to purchase these shares, arguing that the delivery of the draft promissory note from stockholders' counsel to the Company constituted "constructive" notice of exercise of the stockholders' option. It is the Company's position that the delivery of the draft promissory note from stockholders' counsel to the Company did not constitute notice of exercise of the stockholders right to require the Company to purchase their shares, as the form and means of exercise were specifically described in the acquisition agreement, and the Company never received definitive notice of exercise. The Company has continued to communicate with these stockholders in an attempt to resolve this matter, but negotiations have been unsuccessful to date. It is possible that either party may resort to judicial resolution of this matter. While the Company is confident in its position that it did not receive actual or constructive notice of exercise of the stockholders' right to require the Company to purchase all or part of its shares, it is a possibility that litigation with the former Triple-C-Inc. stockholders will result in an adverse judgment against the Company, which adverse judgment may have a material adverse effect on the Company and its operations, and any adverse judgment may jeopardize the Company's ability to continue its operations. There was no significant resolution of any aspect of this dispute in 2001.

The dispute between the Company and Trolli, a division of Nabisco, Inc., referred to in the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, was resolved in 2001 to the satisfaction of both the Company and Trolli. The financial effect of the resolution, which was not material, was accounted for in the consolidated financial statements for the year ended December 31, 2001.

The Company was a defendant to various claims of litigation as detailed in the Annual Report on Form 10-KSB for the year ended December 31, 2000. All of these claims were resolved in 2001, with no material significant impact on the consolidated financial statements.

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

Market Information

The Company's Common Stock is currently quoted on the NASDAQ OTC:BB, under the trading symbol "RCHS.OB". On March 22, 2000, the stock became ineligible for trading on the NASDAQ OTC:BB and the stock was quoted in the "pink sheets" until March 11, 2001. On March 12, 2001, the Securities and Exchange Commission declared the Company's Form 10SB filing "free of comments," allowing the Company's Common Stock to resume trading on the NASDAQ OTC:BB.

The following table sets forth, for the period from January 1, 2000 through December 31, 2001, the range of high and low bid information for the Company's common stock on the OTC:BB and in the "pink sheets." The prices represent quotations between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

                                  2001                       2000
                                  ----                       ----
                            High         Low          High          Low
                            ----         ---          ----          ---
    First Quarter           .65          .15          .375          .05
    Second Quarter          .60          .30          .18           .02
    Third Quarter           .30          .21          .15           .10
    Fourth Quarter          .35          .21          .51           .08

The shares of common stock are subject to various governmental or regulatory body rules, including the Securities Act of 1933 and regulations thereto, the Securities Exchange Act of 1934 and regulations thereto, and rules promulgated by NASDAQ, which may affect the liquidity of the shares.

Holders

There were approximately 400 holders of record of the Company's common stock as of December 31, 2001.

Issuance of Common Stock

During the period from October 1, 2001 through December 31, 2001, the Company issued common stock to certain persons known to the Company as follows: (i) 40,000 shares on October 1, 2001 in satisfaction of amounts owed a vendor and
(ii) 361,122 shares on December 31, 2001 in exchange for services provided to the Company.

The recipients of this common stock agreed to accept common stock of the Company in lieu of cash compensation. All issuances of common stock were unregistered in reliance upon Section 4(2) of the Securities Act of 1933. There were no offering expenses incurred by the Company in conjunction with these issuances.

Convertible Debenture Offerings

During the period from October 1, 2001 through December 31, 2001, the Company sold or reissued convertible debentures to five individual purchasers in the following amounts on the dates indicated: $588,505 on October 20; $80,000 on November 30; $84,092 on December 3; $589,497 on December 8; $367,938 on December 11; and $56,000 on December 14. All are short term (six months to one year), are convertible into common stock of the Company at weighted-average conversion rate of $2.21 per share, and were issued to certain parties known to the Company. All of the purchasers of convertible debentures had previously purchased convertible debentures from the Company, and upon the maturity of such convertible debentures, all principal plus accrued interest was used to purchase new convertible debentures. The issuance of the convertible debentures was exempt from registration under Section 4(2) of the Securities Act of 1933. As of the date of this report none of the convertible debentures have been converted into common stock of the Company. The Company incurred offering expenses of $77,842 in conjunction with these issuances.

Warrant Issuances

During the period from October 1, 2001 through December 31, 2001, the Company issued, to certain parties known to the Company, 41,666 warrants convertible into common stock of the Company. The warrants were issued on October 1, 2001, with a per-share exercise price of $1.00 in connection with debt financing. The warrants issued carried an immaterial fair value as calculated by the Black-Scholes option-pricing model. The issuance of the warrants was exempt from registration under Section 4(2) of the Securities Act of 1933. None of the warrants issued have been converted into common stock. There were no offering expenses incurred by the Company in conjunction with these issuances.

Stock Option Issuances

No stock options were issued during the period from October 1, 2001 through December 31, 2001.

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

The Company incurred net losses of $1,732,884 and $1,939,225 in 2001 and 2000, respectively, and as of December 31, 2001 has an accumulated deficit of $14,954,147 and a stockholders' deficiency of $1,472,860. The Company will need to obtain additional financing in 2002. The Company is pursuing plans to increase sales, reduce operating expenses, and obtain capital financing through debt and equity placements; however, there is no assurance the Company can raise the additional financing. The Company also has a material uncertainty regarding a stockholder dispute.

These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon it ability to generate sufficient operating cash flows and obtain additional financing or refinancing to meet it obligations.

Liquidity and Capital Resources

Triple-C-Inc. has a $4,715,000 revolving line of credit facility expiring in 2002, subject to a four year extension. Borrowings are due on demand, bear interest at the prime rate plus 1.5% to 2% (as defined), and are collateralized by substantially all Triple-C-Inc. assets. Advances are subject to defined limitations on the collateralized assets. Triple-C-Inc.'s use of the line of credit facility is subject to operating covenants relating to tangible net worth, additional debt, and dividends, among others. The Triple-C-Inc. line of credit may not be utilized by the Company for its U.S. operations, and may be cancelled at any time by the lender. At December 31, 2001, the loan balance on the line of credit facility was $2,521,708.

The Company is currently in dispute with former stockholders of Triple-C-Inc., one of whom, Mr. Harm Scholtens, is currently employed by Triple-C-Inc. The dispute relates to the obligation of the Company to repurchase shares of common stock issued to the former stockholders of Triple-C-Inc. for a total of $1,958,368 by delivery of a five-year 6% promissory note. Although neither party has resorted to litigation at this point, it is a possibility that either party may resort to judicial resolution of this matter, and it is a possibility that any litigation with former Triple-C-Inc. stockholders will result in an adverse judgment against the Company, which adverse judgment may have a material adverse effect on the Company and its operations, its future liquidity, and any adverse judgment may jeopardize the Company's ability as a going concern.

The Company does not currently have any material credit facilities in place to finance its U.S. operations, and is currently financing its U.S. operations out of current cashflow. The Company is actively exploring alternatives to provide operating capital for its U.S. operations. The Company estimates that it will need at least $400,000 in operating capital over the next twelve months, of which there can be no assurance of availability. The Company was unable to meet its goal of obtaining capital investments of $400,000 in 2001, and in fact, obtained no material capital financing in 2001.

The Company's obligations and commitments to make future payments under debt and lease agreements is as follows:

                                                   Payments Due by Period
                   ----------------------------------------------------------------------------------------
                      2002         2003         2004         2005         2006      Thereafter     Total
                   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Line of credit     $2,521,708                                                                    $2,521,708
Convertible debt    3,325,490                                                                     3,325,490
Notes payable         287,050                                                                       287,050
Long-term debt         27,969       36,971       19,809       23,122       12,094                   119,965
Operating leases      462,100      457,800      425,200      402,500      386,400      236,600    2,370,600
                   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total              $6,624,317   $  494,771   $  445,009   $  425,622   $  398,494   $  236,600   $8,624,813
                   ==========   ==========   ==========   ==========   ==========   ==========   ==========

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

Net cash used by operating activities totaled $1,670,824 and $540,837 in 2001 and 2000, respectively. Negative operating cashflows resulted primarily from net operating losses.

Net cash provided by investing activities totaled $115,117 and $68,730 in 2001 and 2000, respectively. Investing cash flows resulted from proceeds on the sales of marketable securities and property and equipment. Outflows related to the purchase of property and equipment.

Net cash provided by financing activities totaled $1,610,899 and $439,714 in 2001 and 2000, respectively. Financing cash flows resulted primarily from fluctuations in proceeds and payments on Company debt.

The Company issued $4,386,757 and $2,779,181 of short term, six months to one year, convertible subordinated debentures in 2001 and 2000, respectively. The average interest rate on the debentures was 10.04% and 12% and the average conversion price was $.62 and $2.50 in 2001 and 2000, respectively. Debentures for $3,122,359, including $1,530,589 of the debentures issued in 2001, were refinanced in 2001. Debentures for $2,281,728, including $1,187,411 of the debentures issued in 2000, were refinanced in 2000.

Triple-C-Inc. issued $900,281 and $443,915 of six months convertible subordinated unsecured debentures in 2001 and 2000, respectively. The average interest rate on the debentures was 10.25% and 12% in 2001 and 2000, respectively. The debentures are subordinated to borrowings under the bank line of credit and are convertible into common stock of Triple-C-Inc. at 80% of the initial public offering (IPO) price only upon completion of a Triple-C-Inc. IPO. No IPO is planned or expected at this time. Debentures for $874,874, including $430,959 of the debentures issued in 2001, were refinanced in 2001. Debentures for $419,429 were refinanced in 2000.

The Company issued $20,000 of long-term, secured and unsecured promissory notes at a 13% interest rate in 2001.

The Company issued $210,988 and $399,985 of short-term, secured and unsecured promissory notes at interest rates ranging from 6% to 17.75% in 2001 and 2000, respectively. Notes in the amount of $569,651 and $523,244 were retired or refinanced in 2001 and 2000, respectively.

Results of Operations

Financial results of Triple-C-Inc. are included in the consolidated financial statements results of the Company, but certain information is presented in addition to consolidated financial information where relevant.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Sales of $17,282,995 for 2001 were approximately the same as those for 2000. Net loss for 2001 was $1,732,884, or $.18 per share, compared to a net loss of $1,939,225 or $.22 per share in 2000. The decrease in net loss was the result of an increase in gross margin of $1,279,213, offset by an increase in operating expenses, primarily marketing and distribution expenses, of $509,045, an increase in non-operating expenses of $470,227, and increased income tax expense of $93,600.

Sales of Triple-C-Inc. for 2001 were $15,702,369, compared to $16,158,114 for 2000. The decrease was partially caused by the weaker Canadian dollar as compared to the U.S. dollar. Triple-C-Inc.'s sales in Canadian dollars increased by $289,940 in 2001 compared to 2000. Sales of new products introduced in 2001 were essentially offset by the elimination of a low margin seasonal candy program and a reduction in the sale of Y2K chocolate coins. Sales of snack foods were $1,580,626 for 2001, compared to $1,092,318 for 2000. The increase was primarily due to the addition of three "private label" customers.

Cost of goods sold decreased by $1,246,650 to $12,269,170 in 2001 from $13,515,820 in 2000. Cost of goods sold as a percentage of sales decreased by 7.4% to 71.0% in 2001, as compared to 78.4% in 2000. The margin improvement was primarily due to a change in the sales mix at Triple-C-Inc. to higher margin products.

Operating expenses were $5,922,673 for 2001 compared to $5,413,628 in 2000, an increase of 9.4%. The increase was primarily attributable to increased sales, marketing, and general and administrative expenses in the Triple-C-Inc. operations. Operating expenses increased by $109,274, an increase of 30.4%, in the snack foods operations in 2001, compared to expenses in 2000. The increase was primarily due to the increase in sales.

Net non-operating expense for 2001 was $821,636, compared to $351,409 for 2000. Interest expense increased by $249,398 to $899,421 in 2001, compared to $650,023 in 2000, because of a significant increase in the amount of debt outstanding. Foreign currency exchange losses were $33,132 in 2001 compared to a gain of $201,056 in 2000. The fluctuations in foreign exchange were primarily at Triple-C-Inc. and were caused by fluctuations of the Canadian dollar in relation to other foreign currencies (including the U.S. Dollar, the Belgian Franc, and the Dutch Guilder). The Company realized a gain of $110,917 in 2001 from the sales of marketable securities it held for investment, compared to a gain of $97,558 in 2000.

Income taxes increased $93,600 to a $2,400 expense in 2001 from a $91,200 benefit in 2000. The tax benefit in 2000 resulted from partial utilization of the operating loss of Triple-C-Inc. Triple-C-Inc. had operating loss carryforwards for Canadian federal income tax purposes, therefore no tax benefit was utilized in 2001.

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

Sales of Triple-C-Inc. for 2000 were $16,158,114, compared to $18,748,885 for 1999. The sales decline was the result of reduced sales of chocolate coins, primarily Y2K coins, in 2000. Net sales of the Y2K chocolate coins were approximately $600,000 in 2000 compared to approximately $3,200,000 in 1999. The remaining sales increase, after taking into consideration the effect of the Y2K chocolate coin sales, was due primarily due to sales of new product lines. The sales of Rachel's potato chips declined by $441,590 in 2000 compared to 1999, primarily due to a decision by a major distributor of the Company's potato chip products, to increase production of its own line of potato chip products and to stop distribution of the Company's potato chip products.

Cost of goods sold decreased by $1,624,906 to $13,515,820 in 2000 from $15,140,726 in 1999. The decline was primarily the result of the decline in sales. Cost of goods sold as a percentage of sales increased by 3.8% to 78.4% as compared to 74.6% in 1999. The percentage decrease was primarily due to a margin decrease of 4.6% at Triple-C-Inc., primarily due to reduced higher margin Y2K chocolate coin sales and lack of sufficient supply of proprietary products.

Operating expenses were $5,413,628 for 2000 compared to $6,622,689 in 1999, a decrease of 18.3%. Expenses in 1999 were impacted by a North American marketing program which included the sponsorship of Team Cheever, a member of the Pep Boys Indy Racing League. The sponsorship of Team Cheever was terminated in May 1999, as the Company was unable to take advantage of the sales opportunities provided by the relationship. Costs associated with the Team Cheever program were approximately $500,000 in 1999. Operating expenses were also reduced because of cost controls implemented at Triple-C-Inc. and the Corporate office.

Net non-operating expenses for 2000 were $351,409 compared to $393,793 for 1999. In 2000, there was a $201,056 gain on foreign exchange compared to a gain of $341,392 in 1999. The fluctuations in foreign exchange were primarily at Triple-C-Inc. and caused by fluctuations of the Canadian dollar in relation to other foreign currencies (including the U.S. Dollar, the Belgian Franc, and the Dutch Guilder). Interest expense decreased by $148,499 to $650,023 in 2000 from $798,522 in 1999 because of lower effective interest rates on the outstanding debt and refinancing costs related to the line of credit included in expense in 1999.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Lawrence Castriotta

Lawrence Castriotta joined the Company and was named President, CEO and elected a Member of the Board of Directors of the Company in August 1999. Mr. Castriotta has assumed the title of Chairman of the Board of Directors upon the resignation of Mr. James Garlie as Chairman of the Board of Directors on November 2, 1999. Mr. Castriotta has more than 30 years in consumer marketing and retailing experience. From 1997 until he joined the Company, Mr. Castriotta was semi-retired and lived in Europe. From 1990 to 1997, he served as Chairman and CEO of Spectrum Services, Inc. a Minneapolis manufacturer of custom designed horse trailers. He co-founded (in 1985) and served as President and Board Member of Image Retailing, Inc., a publicly traded retailer of consumer electronics located in Edina, Minnesota, from 1985 to 1989. He was also Executive Vice President and Board Member of Schaak Electronics, Inc., a St. Paul electronics retailer, from 1980 to 1984 and Vice President of Merchandising for Target Corp.'s Team Electronics division from 1977 to 1980. Mr. Castriotta received his B.S. from Boston University and his MBA from Harvard University.

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

Harm Scholtens

Harm Scholtens is Vice President of Sales and Marketing of Triple-C-Inc. He has 35 years of service with Triple-C-Inc. as a salesperson, Sales Manager, Vice President of Sales, and past President, and is responsible for the development of the successful proprietary brands that the Company markets throughout Canada and the development of the extensive distribution network of the Company.

Kent W. Hammond

Kent W. Hammond joined the Company on November 1, 1999, as Vice President for Specialty Marketing. Mr. Hammond has in excess of 25 years of consumer marketing and retailing experience. He has worked as a buyer at Target Corp.'s Team Electronics in Minneapolis, where he was employed from 1975 to 1978, was employed with SER, Inc., a consumer electronics manufacturer's representative firm in Chicago, from 1978 to 1981, and was the National Merchandise Manager for Sanyo America in Los Angeles from 1981 to 1988. He was the Vice-President of Marketing for Solar Reflective Fabric, Inc., a Minnesota fabric company, from 1991 to 1997, and was also employed with Klein Volvo, a large Minneapolis automobile dealer, from 1997 to 1999. Mr. Hammond is also responsible for the e-commerce web sites operated by the Company.

Pablo Malacara

Pablo Malacara joined the Company as Chief Financial Officer of Triple-C-Inc. on September 5, 2000. He was named to the additional position of Chief Financial Officer of the Company in January 2001. Mr. Malacara has over 17 years of experience in executive management positions in the food processing, plastics, and hospitality industries. This includes three years as manager of finance and strategic planning at a confectionary subsidiary of The Wrigley Company. Mr. Malacara received his B.A. degree from Stanford and his MBA from UCLA.

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

The names, ages, and respective positions of the officers and directors of the Company are set forth below.

Name                        Age       Position
----                        ---       --------

Lawrence J. Castriotta      56        Chairman of the Board, President and CEO,
                                      Rachel's Gourmet Snacks, Inc.

Leo Short III               47        Exec. V.P. of Sales & Marketing, Rachel's
                                      Gourmet Snacks, Inc.

Pablo Malacara              39        Chief Financial Officer, Rachel's Gourmet
                                      Snacks, Inc.

Harm Scholtens              56        V.P. Sales and Marketing, Triple-C-Inc.,
                                      Director, Rachel's Gourmet Snacks, Inc.

Kent W. Hammond             48        V.P. Specialty Marketing, Rachel's Gourmet
                                      Snacks, Inc.

Danny Bob Berenberg         55        Director, Rachel's Gourmet Snacks, Inc.

The Company's directors are elected at the annual meeting of stockholders and hold office for a three-year term or until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board. The current directors of the Company intend to nominate for election two additional outside persons and one additional insider to the Board of Directors at the next annual meeting of the stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company's officers, directors, or greater than 10% percent shareholders were required to file Form 3s on or before December 20, 2000. No person required to make filings under Section 16(a) did so in a timely manner. Form 3s for all persons required to make filings under Section 16(a) (other than Pablo Malacara) were filed on July 20, 2001. A Form 3 was filed by Pablo Malacara on August 10, 2001. To the best of the Company's knowledge, all other Form 3s, Form 4s, or Form 5s required to be filed under Section 16(a) of the Securities Exchange Act of 1934 were filed by all of the officers, directors, and greater than 10% percent shareholders of the Company.

Item 10. Executive Compensation

The Company has entered into an employment agreement with Lawrence J. Castriotta, the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Castriotta's employment agreement commenced on August 1, 1999 and had an initial two-year term ending July 31, 2001. The contract has been extended to July 31, 2003. As per the terms of his contract, Mr. Castriotta's annual salary was increased to $125,000 on August 1, 2000 and to $150,000 on August 1, 2001. In addition to the annual salary, in 1999 Mr. Castriotta was issued 100,000 shares of common stock of the Company, and was granted an option to purchase 200,000 shares of common stock of the Company at an exercise price of $1.00 per share, all of which were exercisable immediately, with an expiration date of September 10, 2009. In 2001, Mr. Castriotta was issued 200,000 shares of common stock of the Company, and was granted an option to purchase 200,000 shares of common stock of the Company at an exercise price of $.30 per share, all of which were exercisable immediately, with an expiration date of January 8, 2006. Under the agreement, Mr. Castriotta is entitled to an automobile expense allowance of $525 per month and reimbursement for all other expenses related to said automobile. In the event that the agreement is terminated by either party prior to July 31, 2003, the Company will be obligated to pay Mr. Castriotta the greater of (i) all salary amounts which would otherwise be due Mr. Castriotta through July 31, 2003 if the agreement were not terminated, or (ii) one year's salary. Mr. Castriotta's employment agreement also provides for other customary fringe benefits. The agreement does not contain any payment of any amounts that would be considered "parachute payments" under Section 280G(b)(2) of the Internal Revenue Code. The agreement does contain certain protections for Mr. Castriotta, including indemnification for any individual liability relating to Mr. Castriotta's employment for liabilities of the Company existing or arising out of occurrences prior to August 1, 1999. The contract provides for disability payments under certain circumstances.

Triple-C-Inc. has entered into an employment agreement with Harm Scholtens, the
V. P. Sales & Marketing, Triple-C-Inc. Mr. Scholtens' employment agreement commenced on June 1, 2000 and had an one-year term. The agreement is automatically renewed and subject to one year terms, unless notice of termination is given by either party six months prior to the end of any termination date. Mr. Scholtens will receive a salary of not less than $100,000 annually. In addition to the annual salary, Mr. Scholtens is entitled to receive an earnings bonus based upon the revenues of Triple-C-Inc. In the event that Mr. Scholtens' employment with Triple-C-Inc. is terminated, Mr. Scholtens is entitled to receive severance pay of at least six months' salary and all bonuses earned to the date of termination. Under the agreement, Mr. Scholtens is entitled to an automobile expense allowance and reimbursement for all other expenses related to said automobile. Mr. Scholtens' employment agreement provides for other customary fringe benefits. The agreement does not contain any payment of any amounts that would be considered "parachute payments" under
Section 280G(b)(2) of the Internal Revenue Code. The agreement contains certain protections for Triple-C-Inc., including covenants against: (i) disclosure of proprietary information; and (ii) competition; and (iii) post-employment solicitation of employees. Triple-C-Inc. may terminate the agreement for "cause" (as defined in the agreement) or upon Mr. Scholtens' death or disability, and Mr. Scholtens' may terminate the agreement upon the occurrence of certain other events. The contract provides for disability payments under certain circumstances.

Compensation Table

The following Summary Compensation Table sets forth the cash compensation paid or accrued for services performed during the year ended December 31, 2001, for the executive officers of the Company:

                                                Annual Compensation
                                      ----------------------------------------       All Other
Name and Principal Position           Year      Salary       Bonus       Other      Compensation
---------------------------           ----     --------      -----       -----      ------------
Lawrence J. Castriotta, Chairman
  of the Board, President, CEO        2001     $127,917      $ 0       $60,900(1)

Harm Scholtens, VP Sales and
  Marketing, Triple-C-Inc.            2001      116,622        0           0           1,245(2)

(1) Mr. Castriotta was awarded 200,000 shares of the Company's common stock, which was valued at $60,000. Mr. Castriotta is entitled to an automobile expense allowance of $525 per month and reimbursement for all other expenses related to said automobile.

(2) The Company maintains and pays the premiums for a $314,350 term life insurance policy for the benefit of Harm Scholtens.

In 2001, Mr. Castriotta was granted options to purchase 200,000 shares of the Company's common stock at a price of $.30 per share. No other long term compensation was awarded to the above individuals. No other executive officers of the Company received compensation that exceeded $100,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company's common stock as of December 31, 2001 by each of the Company's directors and executive officers.

Name & Address                                           Shares Owned
                                                         Beneficially &    Percentage of Total
                                                         Of Record         Stock Outstanding
----------------------------------------------------------------------------------------------
Lawrence J. Castriotta                                     701,800(1)             6.8%
President, CEO & Chairman of the Board,
Rachel's Gourmet Snacks, Inc.

Leo Short                                                  210,000(2)             2.0%
Executive VP Sales & Marketing,
Rachel's Gourmet Snacks, Inc.

Kent W. Hammond                                            100,000(3)               *
VP Specialty Marketing,
Rachel's Gourmet Snacks, Inc.

Harm Scholtens                                             277,536(4)             2.7%
Director, Rachel's Gourmet Snacks, Inc.
VP Sales & Marketing, Triple-C-Inc.

Pablo Malacara                                             100,000(5)               *
CFO, Rachel's Gourmet Snacks, Inc., Triple-C-Inc.

Danny Bob Berenberg                                         60,000(6)               *
Director, Rachel's Gourmet Snacks, Inc.


ALL OFFICERS AND DIRECTORS                               1,449,336               14.1%

* Less than 1%

(1) Includes Mr. Castriotta's option to purchase 200,000 shares of common stock at $1.00 per share and 200,000 shares of common stock at $.30 per share within the next 60 days.
(2) Includes Mr. Short's option to purchase 200,000 shares of common stock within the next 60 days at $1.00 per share.
(3) Includes Mr. Hammond's option to purchase 100,000 shares of common stock within the next 60 days at $.36 per share.
(4) Includes Mr. Scholtens' option to purchase 100,000 shares of common stock within the next 60 days at $5.50 per share.
(5) Includes Mr. Malacara's option to purchase 100,000 shares of common stock within the next 60 days at $.30 per share.
(6) Includes Mr. Berenberg's option to purchase 50,000 shares of common stock within the next 60 days at $.15 per share.

No person, group or entity, other than Mr. Castriotta, has beneficial ownership of 5% or more of the outstanding equity in the Company.

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits and Reports on Form 8-K

Exhibit No.   Description
-----------   -----------

3.1.1         Restated Articles of Incorporation*

3.1.2         Amendment to Articles of Incorporation*

3.1.3         Notice of Change of Registered Office/Registered Agent*

3.1.4         Bylaws*

3.1.5         Amendment to Articles of Incorporation****
10.1          Employment Agreement - Lawrence Castriotta*
10.2(1)       Employment Agreement - Harm Scholtens*
10.3(1)       Real Property Lease - Menomonie, Wisconsin*
10.4(1)       Real Property Lease - Hamilton, Ontario*
10.5(1)       Real Property Lease - Calgary, Alberta*
10.6(1)       Specimen of Convertible Debentures*
10.7          Gardner Resources License Agreement**
10.8          Gardner Resources Private Label Agreement**
10.9          Amendment of Employment Agreement - Lawrence Castriotta***
11            Statement re: Computation of Per Share Earnings
21            Subsidiaries of Registrant*

*    Previously filed with Company's Form 10-SB dated November 30, 2000.
**   Previously filed with Company's Amendment Number One to Form 10-SB dated
January 16, 2001.
***  Previously filed with the Company's Form 10-QSB dated May 15, 2001.
**** Previously filed with Company's Form 10-QSB dated November 14, 2001.

On October 24, 2001, the Company filed a report on Form 8-K, reporting the change of the Company's corporate name from GO-RACHELS.COM CORP. to Rachel's Gourmet Snacks, Inc. The action was previously approved by the shareholders of the Company at its Annual Meeting held on September 17, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Rachel's Gourmet Snacks, Inc.

    DATE: April 1, 2002                 By: /s/ Lawrence Castriotta
                                            -----------------------
                                            Lawrence Castriotta
                                            Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    DATE: April 1, 2002                 By: /s/ Lawrence Castriotta
                                            -----------------------
                                            Lawrence Castriotta
                                            Chief Executive Officer


    DATE: April 1, 2002                 By: /s/ Pablo Malacara
                                            ------------------
                                            Pablo Malacara
                                            Chief Financial Officer


    DATE: April 1, 2002                 By: /s/ Danny Berenberg
                                            -------------------
                                            Danny Berenberg
                                            Director


    DATE: April 1, 2002                 By: /s/ Harm Scholtens
                                            ------------------
                                            Harm Scholtens
                                            Director

                          RACHEL'S GOURMET SNACKS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


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

    Consolidated statements of stockholders' equity (deficiency)         F-4

    Consolidated statements of cash flows                                F-5

    Notes to consolidated financial statements                        F-6 - F-18

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Rachel's Gourmet Snacks, Inc.
Bloomington, Minnesota

We have audited the accompanying consolidated balance sheets of Rachel's Gourmet Snacks, Inc. (formerly GO-RACHELS.COM CORP.) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rachel's Gourmet Snacks, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Rachel's Gourmet Snacks, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred losses of $1,732,884 and $1,939,225 for 2001 and 2000, respectively, and as of December 31, 2001, had an accumulated deficit of $14,954,147 and a stockholders' deficiency of $1,472,860. As discussed in Note 16 to the consolidated financial statements, the Company also has a material uncertainty regarding a shareholder dispute. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also discussed in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Lurie Besikof Lapidus & Company, LLP

                                        Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota
February 23, 2002

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                       -----------------------------
                                        ASSETS                              2001             2000
                                                                       ------------     ------------
CURRENT ASSETS
    Cash                                                               $     55,192     $         --
    Marketable securities                                                        --          133,950
    Accounts receivable, less allowance of $77,000 and $75,000            2,416,218        1,808,240
    Inventories, less allowance of $40,000 and $85,000                    4,005,877        3,482,195
    Prepaid expenses and other                                              147,559           35,766
    Restricted securities                                                        --          515,700
                                                                       ------------     ------------
       TOTAL CURRENT ASSETS                                               6,624,846        5,975,851

PROPERTY AND EQUIPMENT                                                      444,844          520,900

GOODWILL                                                                  2,660,760        2,840,194

OTHER ASSETS                                                                122,909          181,013
                                                                       ------------     ------------

                                                                       $  9,853,359     $  9,517,958
                                                                       ============     ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Checks issued in excess of deposits                                $         --     $    104,580
    Line of credit borrowings                                             2,521,708        1,439,405
    Convertible subordinated debt                                         3,325,490        2,035,685
    Notes payable                                                           287,050          645,713
    Current maturities of long-term debt                                     27,969           42,117
    Obligation payable to stockholder                                            --          515,700
    Accounts payable                                                      4,334,794        4,000,570
    Accrued expenses                                                        737,212          696,158
                                                                       ------------     ------------
       TOTAL CURRENT LIABILITIES                                         11,234,223        9,479,928
                                                                       ------------     ------------

LONG-TERM DEBT, less current maturities                                      91,996           13,508
                                                                       ------------     ------------

COMMITMENTS AND CONTINGENCIES                                                    --               --
                                                                       ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, $.01 par value; 20,000,000 shares authorized;
       no shares issued and outstanding                                          --               --
    Common stock, $.01 par value; 50,000,000 shares authorized;
       10,172,959 and 9,041,563 shares issued and outstanding               101,730           90,416
    Additional paid-in capital                                           13,443,370       13,128,676
    Accumulated other comprehensive income (loss)                           (63,813)          26,693
    Accumulated deficit                                                 (14,954,147)     (13,221,263)
                                                                       ------------     ------------
                                                                         (1,472,860)          24,522
                                                                       ------------     ------------

                                                                       $  9,853,359     $  9,517,958
                                                                       ============     ============

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended December 31,
                                                         -----------------------------
                                                             2001             2000
                                                         ------------     ------------
SALES                                                    $ 17,282,995     $ 17,250,432

COST OF GOODS SOLD                                         12,269,170       13,515,820
                                                         ------------     ------------

GROSS MARGIN                                                5,013,825        3,734,612

OPERATING EXPENSES                                          5,922,673        5,413,628
                                                         ------------     ------------

OPERATING LOSS                                               (908,848)      (1,679,016)
                                                         ------------     ------------

NONOPERATING INCOME (EXPENSES)
    Interest                                                 (899,421)        (650,023)
    Gain (loss) on foreign exchange                           (33,132)         201,056
    Other                                                     110,917           97,558
                                                         ------------     ------------
                                                             (821,636)        (351,409)
                                                         ------------     ------------

LOSS BEFORE INCOME TAXES                                   (1,730,484)      (2,030,425)

INCOME TAX PROVISION (BENEFIT)                                  2,400          (91,200)
                                                         ------------     ------------

NET LOSS                                                 $ (1,732,884)    $ (1,939,225)
                                                         ============     ============

NET LOSS PER SHARE - BASIC AND DILUTED                   $       (.18)    $       (.22)
                                                         ============     ============

WEIGHTED - AVERAGE SHARES OUTSTANDING -
    BASIC AND DILUTED                                       9,668,523        8,661,938

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                        Accumulated
                                                    Common Stock            Additional      Other
                                            ---------------------------      Paid-In    Comprehensive   Accumulated
                                               Shares         Amount         Capital    Income (Loss)     Deficit          Total
                                            ------------   ------------   ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1999                   8,622,824   $     86,228   $ 13,002,078   $     99,982   $(11,282,038)  $  1,906,250
                                                                                                                       ------------
   Comprehensive loss:
      Net loss                                        --             --             --             --     (1,939,225)    (1,939,225)
      Unrealized loss on securities,
         net of reclassification adjustment           --             --             --        (62,474)            --        (62,474)
      Foreign currency translation loss               --             --             --        (10,815)            --        (10,815)
                                                                                                                       ------------
         Total comprehensive loss                     --             --             --             --             --     (2,012,514)
                                                                                                                       ------------
   Common stock issued for:
      Services                                   110,000          1,100         18,400             --             --         19,500
      Financing                                  308,739          3,088         96,912             --             --        100,000
   Warrants issued for services                       --             --         11,286             --             --         11,286
                                            ------------   ------------   ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2000                   9,041,563         90,416     13,128,676         26,693    (13,221,263)        24,522
                                                                                                                       ------------
   Comprehensive loss:
      Net loss                                        --             --             --             --     (1,732,884)    (1,732,884)
      Unrealized loss on securities,
         net of reclassification adjustment           --             --             --       (107,157)            --       (107,157)
      Foreign currency translation gain               --             --             --         16,651             --         16,651
                                                                                                                       ------------
         Total comprehensive loss                     --             --             --             --             --     (1,823,390
                                                                                                                       ------------
Common stock issued for:
      Cash                                       150,000          1,500         21,000             --             --         22,500
      Services                                   200,000          2,000         58,000             --             --         60,000
      Financing                                  843,144          8,431        255,077             --             --        263,508
   Repurchase of common stock                    (61,748)          (617)       (19,383)            --             --        (20,000)
                                            ------------   ------------   ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2001                  10,172,959   $    101,730   $ 13,443,370   $    (63,813)  $(14,954,147)  $ (1,472,860)
                                            ============   ============   ============   ============   ============   ============

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31,
                                                                  -----------------------------
                                                                      2001             2000
                                                                  ------------     ------------
OPERATING ACTIVITIES
    Net loss                                                      $ (1,732,884)    $ (1,939,225)
    Adjustments to reconcile net loss to net cash used
      by operating activities:
       Depreciation                                                    186,674          189,712
       Amortization of goodwill                                        179,434          179,433
       Deferred taxes                                                    2,400           20,000
       Interest expense added to debt principal                        266,781          219,967
       Gain on sales of marketable securities                         (110,917)         (97,558)
       Common stock issued for services                                 60,000           19,500
       Warrants issued for services                                         --           11,286
       Changes in operating assets and liabilities:
          Accounts receivable                                         (607,978)          47,414
          Inventories                                                 (523,682)         303,793
          Prepaid expenses and other                                   224,070          212,655
          Accounts payable                                             344,224          662,458
          Accrued expenses                                              41,054         (370,272)
                                                                  ------------     ------------
             Net cash used by operating activities                  (1,670,824)        (540,837)
                                                                  ------------     ------------

INVESTING ACTIVITIES
    Proceeds from sales of marketable securities                       137,710          107,534
    Purchases of property and equipment                                (22,593)         (54,804)
    Proceeds from sales of property and equipment                           --           16,000
                                                                  ------------     ------------
             Net cash provided by investing activities                 115,117           68,730
                                                                  ------------     ------------

FINANCING ACTIVITIES
    Increase (decrease) in checks issued in excess of deposits        (104,580)         104,580
    Net proceeds (payments) on line of credit borrowings             1,082,303           (3,107)
    Proceeds from debt                                               1,082,967          701,957
    Payments on debt                                                  (452,291)        (363,716)
    Proceeds from sale of common stock                                  22,500               --
    Repurchase of common stock                                         (20,000)              --
                                                                  ------------     ------------
             Net cash provided by financing activities               1,610,899          439,714
                                                                  ------------     ------------

NET INCREASE (DECREASE) IN CASH                                         55,192          (32,393)

CASH
    Beginning of year                                                       --           32,393
                                                                  ------------     ------------
    End of year                                                   $     55,192     $         --
                                                                  ============     ============

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES

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

       On September 17, 2001, the Company changed its name to Rachel's Gourmet Snacks, Inc. from GO-RACHELS.COM CORP.

       Principles of Consolidation

       The consolidated financial statements include the accounts of Rachel's Gourmet Snacks, Inc., its U.S. subsidiary, Rachel's Manufacturing, Inc. (formerly known as Rachel's Gourmet Snacks, Inc.), and its Canadian subsidiary, Triple-C-Inc. (collectively "the Company"). All significant intercompany balances and transactions are eliminated.

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

       Revenue Recognition

       The Company recognizes revenue at the time product is shipped to a customer. Estimated allowances for bad debts, discounts and returns are recorded at the time of sale as a reduction against accounts receivable with a charge to operations.

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

       Triple-C-Inc. had foreign currency exchange gains (losses) of approximately $(33,100) and $201,100 in the years ended December 31, 2001 and 2000, respectively. The gains (losses) are reported as nonoperating income (expense) in the statements of operations.

       Fair Value of Financial Instruments

       The carrying amounts of financial instruments consisting of cash, marketable securities, receivables, line of credit borrowings, convertible subordinated debt, notes payable, long-term debt, accounts payable, accrued expenses and off balance sheet foreign exchange contracts approximate their fair values.

       (continued)

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES

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

       Property and Equipment

       Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using both the straight-line and declining balance methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the lease term.

       Goodwill

       Goodwill represents the excess of the purchase price and related costs over the fair value of the identifiable net assets of businesses acquired and is amortized on a straight-line basis over 20 years. The Company evaluates goodwill for impairment by comparing the net carrying values to the undiscounted future cash flows of the assets acquired. This evaluation is done whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, but in no event less than annually. Accumulated amortization was $927,912 and $748,478 at December 31, 2001 and 2000, respectively.

       Common Stock Issued

       The Company issued common stock for certain services and financing. The value of these services and financing was based on the fair value of the common stock as determined by public trades of the Company's common stock during the same time periods. The costs of the services were charged to operations and stockholders' deficiency was decreased. Stock issued for financing was to settle liabilities and to obtain additional debt financing.

       Stock Based Compensation

       The Company accounts for employee stock options under Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and provides the disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Options and warrants to nonemployees are accounted as required by SFAS No. 123.

       Advertising Costs

       Advertising costs are expensed as incurred and totaled approximately $400,000 and $280,000 in 2001 and 2000, respectively.

       (continued)

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Nature of Business and Significant Accounting Policies - (continued)

       Credit Risk

       Significant concentrations of credit risk exist in accounts receivable, which are due from customers dispersed across different geographic and economic regions in the Upper Midwest and Canada.

       Net Loss Per Share

       Net loss per share - basic is determined by dividing the net loss by the weighted-average common shares outstanding. Net loss per share - diluted normally includes common stock equivalents (options, warrants and convertible debentures), but were excluded since their effect was antidilutive.

       Reclassifications

       Certain reclassifications were made to the 2000 financial statements to make them comparable with 2001. The reclassifications did not affect previously reported stockholders' equity (deficiency), net loss, or net cash flows.

       Recent Accounting Pronouncements

       In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. This statement addresses accounting for acquired goodwill and other intangible assets, discontinues the amortization of acquired goodwill, and makes goodwill subject to periodic impairment testing.

       In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. This statement superceded various conflicting earlier pronouncements and addresses financial accounting and reporting for the impairment of long-lived assets. It also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception for consolidation of a subsidiary for which control is likely to be temporary.

       The Company does not anticipate adoption of these standards will materially impact its consolidated financial statements.

2.     Going Concern -

       The consolidated financial statements were prepared assuming the Company will continue as a going concern. The Company incurred net losses of $1,732,884 and $1,939,225 in 2001 and 2000, respectively, and as of
       December 31, 2001, has an accumulated deficit of $14,954,147 and a stockholders' deficiency of $1,472,860. The Company also has a material uncertainty regarding a shareholder dispute (Note 16). These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

       (continued)

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     Going Concern - (continued)

       The Company's continuation as a going concern is dependent upon its ability to generate sufficient operating cash flows and obtain additional financing or refinancing to meet its obligations. The Company is pursuing plans to increase sales and profits and decrease operating expenses. In addition, the Company is attempting to raise additional debt and equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities should the Company be unable to continue as a going concern.

3.     Marketable Securities -

       Net unrealized gain and loss on marketable securities, which are classified as available-for-sale securities, are included in accumulated other comprehensive income (loss) in stockholders' equity (deficiency). The Company had no marketable securities at December 31, 2001. The cost of available-for-securities at December 31, 2000, was $26,793. The Company had gross realized gains of $110,917 and $97,558 on these securities, based on cost determined on an average basis, in 2001 and 2000, respectively.

       For purposes of other comprehensive loss, net unrealized gain (loss) on securities, net of reclassification adjustment, is as follows:

                                                         Year Ended December 31,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------

       Unrealized holding gain                           $   3,760    $  35,084
       Less reclassification adjustment for realized
         gains included in net loss                       (110,917)     (97,558)
                                                         ---------    ---------

                                                         $(107,157)   $ (62,474)
                                                         =========    =========

4.     Restricted Securities and Obligation Payable to Stockholder -

       Restricted securities, at December 31, 2000, consisted of common stock of a publicly traded company held specifically for the retirement of the obligation payable to stockholder. The securities were carried at cost which represented their fair value at the time they were transferred to the Company in return for the obligation payable. The securities' fair value at December 31, 2000 was $544,350. The obligation payable was due on demand with interest at 4.75% and was retired by the return of the restricted securities in July 2001.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     Property and Equipment -

       Property and equipment consist of the following:

                                               December 31,         Estimated
                                        ------------------------     Useful
                                           2001          2000      Lives-Years
                                        ----------   -----------   -----------

       Machinery and equipment          $  738,747   $  619,487      3 to 10
       Furniture and fixtures              350,048      407,985      3 to 11
       Vehicles                             56,598       56,792         3
       Leasehold improvements              144,677      158,545        15
                                        ----------   ----------
                                         1,290,070    1,242,809
       Less accumulated depreciation       845,226      721,909
                                        ----------   ----------
                                        $  444,844   $  520,900
                                        ==========   ==========

6.     Line of Credit -

       At December 31, 2001, Triple-C-Inc. has a $4,715,000 ($7,500,000 CAN)
       revolving line of credit facility, expiring October 2003, subject to a four year extension. Borrowings are due on demand, bear interest at the prime rate (6.0% and 9.0% at December 31, 2001 and 2000, respectively) plus 1.5% to 2.0% (as defined), and are collateralized by substantially all Triple-C-Inc. assets. Advances are subject to defined limitations on the collateralized assets. The line has requirements relating to tangible net worth, additional debt, and dividends, among others.

7.     Convertible Subordinated Debt -

       Rachel's Gourmet Snacks, Inc. had $2,856,168 and $1,591,770 of short-term, six months to one year, convertible subordinated unsecured debentures outstanding at December 31, 2001 and 2000, respectively. The weighted-average interest rate on the debentures was 9.83% and 12.00% and the average conversion rate was $.74 and $2.50 at December 31, 2001 and 2000, respectively.

       Triple-C-Inc. had $469,322 and $443,915 of six month convertible subordinated unsecured debentures outstanding at December 31, 2001 and 2000, respectively. The average interest rate on the debentures was 10.25% and 12.00% at December 31, 2001 and 2000, respectively. The debentures are subordinated to borrowings under the line of credit and are convertible into common stock of Triple-C-Inc. at 80% of the initial public offering (IPO) price upon completion of any Triple-C-Inc. IPO. Since the convertible subordinated debentures have a beneficial conversion feature only if a Triple-C-Inc. IPO is completed, no beneficial conversion interest has been recorded.

       At December 31, 2001, $1,395,617 of convertible subordinated debentures were held by two individuals also owning 799,466 (7.9%) of outstanding common shares.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     Notes Payable -

       Notes payable consist of the following:

                                                                                   December 31,
                                                                             ------------------------
                                                                                2001          2000
                                                                             ----------    ----------
       Stockholders:
          15.00%, collateralized by all Company assets                       $  132,625    $  283,256

          6.00% to 17.75%, unsecured                                            154,425       193,058

       Others, retired in 2001                                                       --       169,399
                                                                             ----------    ----------
                                                                             $  287,050    $  645,713
                                                                             ==========    ==========

       Interest on all stockholder debt, including convertible subordinated debt and long-term debt, was approximately $623,000 and $360,000 for 2001 and 2000, respectively.

9.     Long-Term Debt -

       Long-term debt consists of the following:

                                                                                    December 31,
                                                                              ------------------------
                                                                                 2001          2000
                                                                              ----------    ----------
       Stockholders:
          Capital lease obligation, imputed interest at 15.6%, payable in
          monthly installments of $2,250, including interest, through 2006    $   86,535    $       --

          Note payable, 13.0%, unsecured, due 2003                                20,000            --

       Others, 5.90% to 13.0%, due 2002                                           13,430        55,625
                                                                              ----------    ----------
                                                                                 119,965        55,625
       Less current maturities                                                    27,969        42,117
                                                                              ----------    ----------
                                                                              $   91,996    $   13,508
                                                                              ==========    ==========

       Future maturities of long-term debt are as follows:

                          Year            Amount
                        --------        ----------
                          2002          $   27,969
                          2003              36,971
                          2004              19,809
                          2005              23,122
                          2006              12,094
                                        ----------
                                        $  119,965
                                        ==========

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    Stock Options and Warrants -

       Stock Options

       The Company has a nonqualified stock option plan, which authorizes the granting of stock options to employees, directors, and others to purchase up to 2,500,000 shares of common stock. Vesting and award terms are at the discretion of the Board of Directors, but cannot exceed ten years.

       Stock option activity was as follows:

                                                            Year Ended December 31,
                                              ----------------------------------------------------
                                                        2001                       2000
                                              ------------------------   -------------------------
                                                             Weighted-                   Weighted-
                                                              Average                     Average
                                                             Exercise                    Exercise
                                              Options          Price      Options          Price
                                             ---------       ---------   ---------       ---------
        Outstanding, beginning of year       2,302,498       $   1.84    2,297,498       $   1.84
           Granted                             325,000            .30       10,000            .15
           Expired/cancelled                  (294,998)          1.03       (5,000)          1.00
                                             ---------                   ---------
        Outstanding, end of year             2,332,500           1.72    2,302,498           1.84
                                             =========                   =========


       The option price equaled the stock price for all options granted in 2001 and 2000. The weighted-average grant-date fair value of options granted in 2001 and 2000 is $.07 and $.04, respectively.

       Stock options outstanding and exercisable at December 31, 2001, are as follows:

                                                Weighted-
                                                 Average
                                                Remaining
            Exercise          Options          Contractual         Exercisable
              Price         Outstanding         Life-Years           Options
          ------------     -------------      --------------      -------------
             $   .15              10,000           3.5                   10,000
                 .30             325,000           4.0                  200,000
                 .36             100,000           7.8                   40,000
                1.00           1,270,000           4.5                1,078,000
                1.75              80,000           6.9                   80,000
                2.83             150,000           5.7                  120,000
                3.00              55,000           5.2                   44,000
                5.50             342,500           1.1                  332,000
                           -------------                          -------------
                               2,332,500           4.3                1,904,000
                           =============                          =============

       The weighted-average exercise price for the exercisable options at December 31, 2001, was $1.89.

       (continued)

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    Stock Options and Warrants - (continued)

       Stock Options (continued)

       If the Company recognized compensation expense for options based on the fair value at the grant-dates consistent with the method prescribed by SFAS No. 123, net loss and per share disclosures would change to the pro forma amounts below:

                                                        Year Ended December 31,
                                                   --------------------------------
                                                        2001              2000
                                                   --------------    --------------
        Net loss:
           As reported                             $   (1,732,884)   $   (1,939,225)
           Pro forma                                   (1,786,694)       (2,039,132)

        Net loss per share - basic and diluted:
           As reported                                       (.18)             (.22)
           Pro forma                                         (.18)             (.24)


       Stock Warrants

       The Company issued various compensatory warrants for short-term debt financing, services, and issuance of common stock.

       Stock warrant activity was as follows:

                                                            Year Ended December 31,
                                              ----------------------------------------------------
                                                        2001                        2000
                                              ------------------------   -------------------------
                                              Weighted-                   Weighted-
                                               Average                     Average
                                              Exercise                    Exercise
                                              Warrants        Price       Warrants        Price
                                             ---------       --------    ---------       --------
        Outstanding, beginning of year       2,863,775       $   1.46    2,726,527       $   1.62
           Issued                              282,499            .90      342,185            .39
           Expired/cancelled                  (244,190)          1.41     (204,937)          1.84
                                             ---------                   ---------
        Outstanding, end of year             2,902,084           1.41    2,863,775           1.46
                                             =========                   =========

       The weighted-average grant-date fair value for warrants issued was as follows:

                                                             Year Ended December 31,
                                                ------------------------------------------------
                                                         2001                      2000
                                                ----------------------    ----------------------
                                                                 Fair                      Fair
                                                 Warrants       Value      Warrants       Value
                                                ----------     -------    ----------     -------
       Warrant price greater than stock price     282,499      $   .00      142,185      $   .00
       Warrant price equals stock price                --           --      200,000          .06
                                                ---------                 ---------
                                                  282,499          .00      342,185          .03
                                                =========                 =========

       All warrants outstanding at December 31, 2001, were exercisable.

       (continued)

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    Stock Options and Warrants - (continued)

       Assumptions

       The fair value of options and warrants is estimated at grant-date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                    Year Ended December 31,
                                       -----------------------------------------------
                                             Options                    Warrants
                                       --------------------       --------------------
                                         2001        2000           2001        2000
                                       --------    --------       --------    --------
        Risk-free interest rate          5.13%       6.63%          4.98%       5.92%
        Expected life - years               5           5              5           5
        Expected volatility*                0%          0%             0%          0%
        Expected dividend rate              0%          0%             0%          0%

       * Since less than 5% of the Company's stock was traded throughout most of 2001 and 2000, the Company is essentially a nonpublic entity. Therefore, volatility was set at 0% as permitted by SFAS 123.

11.    Income Taxes -

       Income tax expense (benefit) consists of the following:

                                                              Year Ended December 31,
                                                             -------------------------
                                                                2001           2000
                                                             ----------     ----------
        Foreign:
           Current                                           $       --     $ (111,200)
           Deferred                                          $    2,400         20,000
                                                             ----------     ----------
                                                             $    2,400     $  (91,200)
                                                             ==========     ==========

       Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows:

                                                             Year Ended December 31,
                                                           ---------------------------
                                                             2001              2000
                                                           --------          --------
          Benefit at statutory tax rate                       (34.0)%           (34.0)%
          Net operating loss not recognized                    33.1              37.0
          Change in valuation allowance                         4.7                .1
          Foreign taxes                                          .1              (4.5)
          Other                                                (3.8)             (3.1)
                                                           --------          --------
          Effective tax rate                                     .1%             (4.5)%
                                                           ========          ========

       (continued)

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    Income Taxes - (continued)

       Significant components of net deferred tax assets are as follows:

                                                               December 31
                                     ----------------------------------------------------------------
                                                 2001                               2000
                                     -----------------------------      -----------------------------
                                       Current          Long-Term         Current          Long-Term
                                     -----------       -----------      -----------       -----------
        Deferred tax assets:
           Loss carryforwards        $ 5,650,000       $        --      $ 4,995,000       $        --
           Other                              --            47,600               --            50,000
                                     -----------       -----------      -----------       -----------
                                       5,650,000            47,600        4,995,000            50,000
        Valuation allowance           (5,650,000)               --       (4,995,000)               --
                                     -----------       -----------      -----------       -----------
        Net deferred tax assets      $        --       $    47,600      $        --       $    50,000
                                     ===========       ===========      ===========       ===========

       The valuation allowance was provided as it is probable the deferred tax asset will not be realized. The valuation allowance increased by approximately $655,000 and $755,000 for 2001 and 2000, respectively, primarily because of the Company's inability to utilize net operating losses.

       Long-term deferred tax assets are included with other noncurrent assets on the balance sheets. State and provincial tax effects are insignificant and not separately disclosed.

       The Company had the following approximate net operating loss carryforwards for U. S. federal income tax purposes:

                       Year of
                      Expiration                 Amount
                      ----------              ------------
                         2008                 $     23,000
                         2009                      118,000
                         2010                    1,234,000
                         2011                    1,396,000
                         2012                    2,791,000
                         2018                    2,869,000
                         2019                    2,177,000
                         2020                    1,257,000
                         2021                    1,658,000
                                              ------------
                                              $ 13,523,000
                                              ============

       In addition, the Company had approximately $600,000 of net operating loss carryforwards available for Canadian federal income tax purposes, which generally expire in 2008.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    Operating Leases -

       Facilities and equipment are utilized under operating leases expiring through 2009. The facilities leases require monthly base rents plus increases for operating expenses and/or property taxes as defined in the leases. Some leases contain renewal options. Total rent expense was $462,000 and $419,000 for 2001 and 2000, respectively.

       Approximate future minimum lease payments are as follows:

                           Year                 Amount
                       ------------         ------------
                           2002             $    462,100
                           2003                  457,800
                           2004                  425,200
                           2005                  402,500
                           2006                  386,400
                        Thereafter               236,600
                                            ------------
                                            $  2,370,600
                                            ============

13.    Supplemental Disclosures of Cash Flow Information -

                                                                             Year Ended December 31,
                                                                           ---------------------------
                                                                               2001            2000
                                                                           -----------     -----------
        Interest paid                                                      $   361,749     $   381,643

        Noncash operating, investing, and financing activities:
           Convertible subordinated debt and notes payable refinanced        4,168,278       2,701,157
           Unrealized losses on securities                                    (107,157)        (62,474)
           Foreign currency translation gain (loss)                             16,651         (10,815)
           Receipt of restricted securities for obligations payable            332,000         515,700
           Retirement of obligations payable with restricted securities        847,700              --
           Equipment acquired under capital leases                              88,025              --
           Common stock issued for financing costs                             263,508         100,000

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.    Segment Information and Foreign Operations -

       The Company has two reportable segments: confectionery snacks and snack foods. The two reportable segments are strategic business units that offer different products. The confectionery snacks segment distributes confectionery products. The snack foods segment manufactures and distributes potato chips. The accounting policies for the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss from operations after income taxes. The operations of the confectionery snack segment are in Canada and the remainder of the operations are in the United States. The Company protects itself from adverse changes in foreign currencies by, at times, hedging with foreign exchange contracts. Such items are translated at the foreign exchange contract rate. The terms of the contracts are generally less than one year. Gains and losses on the contracts are recorded when the related transaction occurs. At December 31, 2001, the Company had no foreign exchange contracts outstanding.

                                                         Year Ended December 31, 2001
                           ----------------------------------------------------------------------------------------
                           Confectionery          Snack            Segment           Corporate
                              Snacks              Foods             Totals          Headquarters       As Reported
                           -------------      ------------       ------------       ------------       ------------
Sales to
  external customers       $ 15,702,369       $  1,580,626       $ 17,282,995       $         --       $ 17,282,995
Interest expense                327,891             22,108            349,999            549,422            899,421
Depreciation                     89,630             61,812            151,442             35,232            186,674
Goodwill amortization           131,250             48,184            179,434                 --            179,434
Income taxes                      2,400                 --                 --                 --              2,400
Net loss                       (206,233)          (313,840)          (520,073)        (1,212,811)        (1,732,884)
Expenditures for
  segment assets                (12,286)           119,266            106,980              3,638            110,618
Year end segment
  assets:
   Tangible                   6,542,869            465,823          7,008,692            183,907          7,192,599
   Goodwill                   2,034,362            626,398          2,660,760                 --          2,660,760

                                                         Year Ended December 31, 2000
                           ----------------------------------------------------------------------------------------
                           Confectionery          Snack            Segment           Corporate
                              Snacks              Foods             Totals          Headquarters       As Reported
                           -------------      ------------       ------------       ------------       ------------
Sales to
  external customers       $ 16,158,114       $  1,092,318       $ 17,250,432       $         --       $ 17,250,432
Interest expense                327,038             (6,069)           320,969            329,054            650,023
Depreciation                     93,460             49,586            143,046             46,666            189,712
Goodwill amortization           131,249             48,184            179,433                 --            179,433
Income tax benefit              (91,200)                --            (91,200)                --            (91,200)
Net loss                       (857,021)          (201,132)        (1,058,153)          (881,072)         1,939,225
Expenditures for
  segment assets                 36,742             18,062             54,804                 --             54,804
Year end segment
  assets:
   Tangible                   5,577,236            356,479          5,933,715            744,049          6,677,764
   Goodwill                   2,165,612            674,582          2,840,194                 --          2,840,194

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.    Major Customers and Vendors -

       Approximately 20% of the Company's sales in 2001 were to two customers.

       Approximately 47% of the Company's merchandise in 2001 was purchased from three suppliers in the United States, Belgium and the Netherlands. Approximately 29% of the Company's merchandise in 2000 was purchased from two suppliers in the United States and Belgium.

16.    Contingency and Uncertainty -

       The Company has a dispute relating to options held by certain stockholders. The stockholders believe the Company is required to repurchase their 608,000 shares for $3.221 per share ($1,958,368) with five year 6% promissory notes. The Company believes the stockholders did not exercise their options by the October 1, 1999, specified date in the manner required. The stockholders assert that they did properly exercise their options and the Company's dispute is without merit. It is possible that either party may resort to judicial resolution of this matter. While the Company is confident that it did not receive actual or constructive notice of exercise of the stockholders' right to require the Company to purchase all or part of its shares, it is a possibility that litigation with the stockholders will result in an adverse judgment against the Company, which may have a material adverse effect on the Company and its operations, and may jeopardize the Company's ability to continue as a going concern (Note 2). The terms of the notes require the principal to be paid in full five years after the exercise of the options with semi-annual interest payments. The outcome at this time cannot be determined.