Form 10QSB
period 2002-03-31
RACHELS GOURMET SNACKS INC
filed 2002-05-15
CIK 1107508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 2002

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


The Registrant had 10,349,949 shares of Common Stock, $.01 par value outstanding as of April 30, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                          RACHEL'S GOURMET SNACKS, INC.

                                   FORM 10-QSB

                                Table of Contents

PART I.     FINANCIAL INFORMATION                                              3
  Item 1.   Financial Statements                                               3
  Item 2.   Management's Discussion and Analysis or Plan of Operation         11

PART II.    OTHER INFORMATION                                                 13
  Item 1.   Legal Proceedings                                                 13
  Item 2.   Changes in Securities                                             13
  Item 3.   Defaults Upon Senior Securities                                   14
  Item 4.   Submissions Of Matters To A Vote of Security Holders              14
  Item 5.   Other Information                                                 14
  Item 6.   Exhibits and Reports on Form 8-K                                  15
  SIGNATURE                                                                   15

Item 1. FINANCIAL STATEMENTS

        RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                            -----------------------------
                                                                2001             2002
                                                            ------------     ------------
SALES                                                       $  4,166,669     $  3,700,272

COST OF GOODS SOLD                                             3,022,158        2,808,904
                                                            ------------     ------------

GROSS MARGIN                                                   1,144,511          891,368

OPERATING EXPENSES                                             1,684,246        1,285,430
                                                            ------------     ------------

OPERATING LOSS                                                  (539,735)        (394,062)
                                                            ------------     ------------

NONOPERATING INCOME (EXPENSES)
  Interest                                                      (205,131)        (215,897)
  Gain on foreign exchange                                            --           46,530
                                                            ------------     ------------
                                                                (205,131)        (169,367)
                                                            ------------     ------------

LOSS BEFORE INCOME TAXES                                        (744,866)        (563,429)

INCOME TAXES                                                          --               --
                                                            ------------     ------------

NET LOSS                                                    $   (744,866)    $   (563,429)
                                                            ============     ============

NET LOSS PER SHARE - BASIC AND DILUTED                      $      (0.08)    $      (0.05)
                                                            ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                                            9,344,313       10,256,151


            See notes to condensed consolidated financial statements.

           RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    December 31,      March 31,
                                                                         2001            2002
                                                                    ------------     ------------
                                                                      (audited)      (unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                              $     55,192     $     41,103
  Accounts receivable, less allowance of $77,000 and $45,000           2,416,218        1,741,278
  Inventories, less allowance of $40,000 and $40,000                   4,005,877        4,011,579
  Prepaid expenses and other                                             147,559          149,707
                                                                    ------------     ------------
      TOTAL CURRENT ASSETS                                             6,624,846        5,943,667

PROPERTY AND EQUIPMENT                                                   444,844          408,198

GOODWILL                                                               2,660,760        2,660,760

OTHER ASSETS                                                             122,909          115,013
                                                                    ------------     ------------

                                                                    $  9,853,359     $  9,127,638
                                                                    ============     ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Line of credit borrowings                                         $  2,521,708     $  2,212,744
  Convertible subordinated debt                                        3,325,490        2,822,267
  Notes payable                                                          287,050          282,050
  Current maturities of long-term debt                                    27,969           23,614
  Accounts payable                                                     4,334,794        4,425,897
  Accrued expenses                                                       737,212          629,342
                                                                    ------------     ------------
      TOTAL CURRENT LIABILITIES                                       11,234,223       10,395,914
                                                                    ------------     ------------

LONG-TERM DEBT, less current maturities                                   91,996          698,082
                                                                    ------------     ------------

COMMITMENTS AND CONTINGENCIES                                                 --               --
                                                                    ------------     ------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.01 par value; 20,000,000 shares authorized;
    no shares issued and outstanding                                          --               --
  Common stock, $.01 par value; 50,000,000 shares authorized;
    10,172,959 and 10,349,949 shares issued and outstanding              101,730          103,499
  Additional paid-in capital                                          13,443,370       13,510,857
  Accumulated other comprehensive loss                                   (63,813)         (63,138)
  Accumulated deficit                                                (14,954,147)     (15,517,576)
                                                                    ------------     ------------
                                                                      (1,472,860)      (1,966,358)
                                                                    ------------     ------------

                                                                    $  9,853,359     $  9,127,638
                                                                    ============     ============

            See notes to condensed consolidated financial statements.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                            -----------------------------
                                                                                                2001             2002
                                                                                            ------------     ------------
OPERATING ACTIVITIES
  Net loss                                                                                  $   (744,866)    $   (563,429)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
    Depreciation                                                                                  46,833           42,313
    Amortization of goodwill                                                                      44,859               --
    Interest expense added to debt principal                                                          --          101,684
    Common stock issued for services                                                              60,000               --
    Changes in operating assets and liabilities:
      Accounts receivable                                                                       (185,118)         674,940
      Inventories                                                                               (194,406)          (5,702)
      Prepaid expenses and other                                                                  20,681           70,679
      Accounts payable                                                                           169,331           91,103
      Accrued expenses                                                                           236,501         (107,870)
                                                                                            ------------     ------------
        Net cash provided (used) by operating activities                                        (546,185)         303,718
                                                                                            ------------     ------------

INVESTING ACTIVITIES
  Purchases of property and equipment                                                             (3,443)          (5,667)
                                                                                            ------------     ------------

FINANCING ACTIVITIES
  Decrease in checks issued in excess of deposits                                               (104,580)              --
  Net proceeds (payments) on line of credit borrowings                                           287,993         (308,964)
  Proceeds from long-term debt                                                                   553,981            8,806
  Payments on long-term debt                                                                    (135,308)         (11,982)
                                                                                            ------------     ------------
        Net cash provided (used) by financing activities                                         602,086         (312,140)
                                                                                            ------------     ------------

NET INCREASE (DECREASE) IN CASH                                                                   52,458          (14,089)

CASH
  Beginning of period                                                                                 --           55,192
                                                                                            ------------     ------------

  End of period                                                                             $     52,458     $     41,103
                                                                                            ============     ============

Cash paid for interest                                                                      $     69,648     $     67,740

Noncash operating, financing and investing activities:
  Convertible subordinated debt refinanced                                                  $    447,007     $  1,882,589
  Common stock issued for prepaid financing costs                                                 40,825           62,606
  Equipment acquired under capital lease                                                          98,025               --
  Unrealized losses on securities                                                                 (7,050)              --
  Foreign currency translation gain                                                               12,501              675
  Common stock issued for notes payable and accrued expenses                                          --            6,650

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



1. Basis of Presentation and Significant Accounting Policies -

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

       Principles of Consolidation

       The condensed consolidated financial statements include the accounts of Rachel's Gourmet Snacks, Inc., its U.S. subsidiary, Rachel's Manufacturing, Inc., and its Canadian subsidiary, Triple-C-Inc. (collectively "the Company"). All significant intercompany balances and transactions have been eliminated.

       Management Estimates

       The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant management estimates relate to the valuation of goodwill and the valuation allowance on deferred tax assets.

       Revenue Recognition

       The Company recognizes revenue at the time product is shipped to a customer. Estimated allowances for bad debts, discounts and returns are recorded at the time of sale as a reduction against accounts receivable with a charge to operations.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



       Foreign Currency Translation and Transactions

       Assets and liabilities of Triple-C-Inc. are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average period exchange rate. Translation adjustments arising from the use of differing exchange rates are reported as accumulated other comprehensive loss in stockholders' deficiency.

       Fair Value of Financial Instruments

       The carrying amounts of financial instruments consisting of cash, receivables, line of credit borrowings, convertible subordinated debt, notes payable, long-term debt, accounts payable, accrued expenses and off balance sheet foreign exchange contracts approximate their fair values.

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

       Goodwill

       Goodwill represents the excess of the purchase price and related costs over the fair value of the identifiable net assets of businesses acquired less amortization through December 31, 2001. Effective January 1, 2002, the Company adopted Statement of Financial Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" which addresses accounting for acquired goodwill and other intangible assets, discontinues the amortization of acquired goodwill, and makes goodwill subject to periodic impairment testing. The impairment testing has not been completed as of March 31, 2002. The Company does not believe the adoption of this standard will materially impact its consolidated financial statements.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



       The adjusted net income and per share amounts assuming that SFAS No. 142 was in effect as of January 1, 2001 are as follows:

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                     2001             2002
                                                                     ----             ----
             Reported net loss                                   $  (744,866)     $  (563,429)
             Goodwill amortization                                    44,859               --
                                                                 -----------      -----------
             Adjusted net loss                                   $  (700,007)     $  (563,429)
                                                                 ===========      ===========

             Reported net loss per share - basic and diluted     $      (.08)     $      (.05)
             Goodwill amortization                                       .01               --
                                                                 -----------      -----------
             Adjusted net loss                                   $      (.07)     $      (.05)
                                                                 ===========      ===========

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

       Reclassifications

       Certain reclassifications were made to the 2001 financial statements to make them comparable with 2002. These reclassifications did not effect previously reported stockholders' deficiency, net loss, or net cash flows.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



2. Going Concern

       The condensed consolidated financial statements were prepared in contemplation of the Company as a going concern. The Company has incurred net losses of $1,939,225, $1,732,884 and $563,429 for calendar years 2000 and 2001 and the three months ended March 31, 2002, respectively, and as of March 31, 2002, has a working capital deficiency of $4,452,247, an accumulated deficit of $15,517,576 and a stockholders' deficiency of $1,966,358. The Company also has a material uncertainty regarding a shareholder dispute (Note 3). These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

3. Contingency and Uncertainty

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

4. Changes in Securities

       Issuance of Common Stock

       In 2002, the Company issued common stock to certain parties known to the Company as follows: (i) 79,750 shares on January 31; 1,580 shares on February 8; and 76,660 shares on March 31 to two individuals in exchange for financing services provided to the Company and (ii) 19,000 shares on March 25 to one individual in satisfaction of a note payable and accrued interest.

       Providers of services to the Company agreed to accept common stock of the Company in lieu of cash compensation. All issuances of common stock were unregistered in reliance upon Section 4(2) of the Securities Act of 1933. There were no offering expenses incurred by the Company in conjunction with these issuances.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



       Convertible Debenture Offerings

       In 2002, the Company sold or reissued 9.25% convertible debentures to nine individual purchasers in the following amounts on the dates indicated: $1,568 on January 23; $7,489 and $3,163 on January 24; $1,546
       on January 25; $609,513 and $41,877 on January 31; $3,002 and $3,002 on
       February 8; $10,000 on February 11; and $830,522 and $13,270 on March 31. The debentures vary in term from five to nineteen months, are convertible into common stock of the Company at a conversion rate of $.50 per share, and were issued to certain parties known to the Company.

       In addition to the sale or reissuance of convertible debentures referenced above, Triple-C-Inc., on February 28, 2002, sold or reissued $468,128 of six month 10.25% unsecured convertible debentures to certain parties known to Triple-C-Inc. The debentures are convertible into common stock of Triple-C-Inc. at 80% of the Initial Public Offering (IPO) price for shares of Triple-C-Inc. upon completion of a Triple-C-Inc. IPO. No IPO is planned at this time.

       The issuances of the convertible debentures were exempt from registration in the United States under Section 4(2) of the Securities Act of 1933. As of the date of this report none of the convertible debentures issued in 2002 have been converted into common stock of the Company or Triple-C-Inc. Offering expenses of $62,606 were incurred in conjunction with these issuances.

       Warrant Issuances

       No warrants were issued during the period from January 1, 2002 through March 31, 2002.

       Stock Option Issuances

       The Company has entered into the following transactions under the Company's stock option plan during the three months ended March 31, 2002. The options were granted to persons who were directors or employees of the Company in private transactions that were exempt under Section 4(2) of the Securities Act of 1933. The Company advised each option holder of the restricted nature under the Securities Act of the common stock purchasable upon exercise of the options.

       The Company granted (i) an option to purchase 100,000 shares of common stock of the Company to Harm Scholtens, the Executive V.P. of Sales and Marketing for Triple-C-Inc. and a Director of the Company; (ii) an option to purchase 100,000 shares of common stock of the Company to Leo Short, the Executive V.P. of Sales and Marketing of the Company; and (iii) options to purchase 50,000 (100,000 in the aggregate) shares of common stock of the Company to two employees of the Company. Each of the options granted by the Company has a term of five years and an exercise price of $.30 per share.

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

       RESULTS OF OPERATIONS

       THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

       Sales for the three months ended March 31, 2002, were $3,700,272 compared to $4,166,669 for the three months ended March 31, 2001. The net loss for the three months ended March 31, 2002 was $563,429, or $.05 per share, compared to a net loss of $744,866, or $.08 per share, in the comparable period of 2001. The decrease in the net loss was the result of a decrease in the gross margin of $253,143 and a decrease in operating expenses of $398,816, offset by a gain on foreign exchange of $46,530.

       Sales for Triple-C-Inc. for the three months ended March 31, 2002, were $3,326,573, compared to $3,950,725 for the three months ended March 31, 2001. The decrease was primarily caused by sales price reductions for promotional purposes, the weaker Canadian dollar as compared to the U.S. dollar and overall softness in the Canadian economy. Sales of snack foods were $373,699 in the three months ended March 31, 2002 compared to $215,944 in 2001. The increase was primarily due to the addition of a "private label" customer.

       Cost of goods sold decreased by $213,254 to $2,808,904 in the three months ended March 31, 2002, from $3,022,158 in the comparable period of 2001. Cost of goods sold as a percentage of sales increased by 3.4% to 75.9% in 2002, as compared to 72.5% in 2001. The increase was primarily the result of lower sales prices on promotional products.

       Operating expenses for the three months ended March 31, 2002, were $1,285,430, compared to $1,684,246 in the same period the prior year. Triple-C-Inc.'s operating expenses in 2002 decreased by $298,227 compared to 2001. The decrease was primarily attributable to personnel reductions in the administrative and sales and marketing departments. Operating expenses increased by $15,979, an increase of 16.5%, in the snack foods operations in the three months ended March 31, 2002 compared to 2001. The increase was primarily due to the sales increase in that segment. Corporate expenses decreased by $116,568 in 2002 compared to 2001 because of reduced salaries and the effect of the change in accounting for goodwill. Goodwill amortization was $44,859 in the three months ended March 31, 2001. Goodwill was not amortized in 2002.

       Net nonoperating expenses for the three months ended March 31, 2002, were $169,367, compared to $205,131 for the three months ended March 31, 2001. Interest expense increased by $10,766 to $215,897 in 2002, compared to $205,131 in 2001, because of an increase in the amount of debt outstanding. Foreign currency exchange gains in 2002 were $46,530. There were no foreign currency exchange gains or losses in 2001. The fluctuations in foreign exchange were primarily at Triple-C-Inc. and were caused by fluctuations of the Canadian dollar in relation to other foreign currencies.

       LIQUIDITY AND CAPITAL RESOURCES (FOR THE THREE MONTHS ENDED MARCH 31,
       2002)

       Triple-C-Inc. has a $4,703,250 revolving line of credit facility expiring in 2002, subject to year to year renewals. Borrowings are due on demand, bear interest at the prime rate plus 1.5% to 2% (as defined in the debt instrument), and are collateralized by substantially all Triple-C-Inc. assets. Advances are subject to defined limitations on the collateralized assets. Triple-C-Inc.'s use of the line of credit facility is subject to operating covenants relating to tangible net worth, additional debt, and dividends, among others. The Triple-C-Inc. line of credit may not be utilized by the Company for its U.S. operations, and may be cancelled at any time by the lender. At March 31, 2002, the loan balance on the line of credit facility was $2,212,744.

       The Company is currently in a dispute with former stockholders of Triple-C-Inc. stock, one of whom, Mr. Harm Scholtens, is currently employed by Triple-C-Inc. The dispute relates to the obligation of the Company to repurchase shares of common stock issued to the former stockholders of Triple-C-Inc. for a total of $1,958,368 by delivery of a five-year 6% promissory note. Although neither party has resorted to litigation at this point, it is a possibility that either party may resort to judicial resolution of this matter, and it is a possibility that any litigation with former Triple-C-Inc. stockholders will result in an adverse judgment against the Company, which adverse judgement may have a material adverse effect on the Company and its operations, its future liquidity, and any adverse judgment may jeopardize the Company's ability as a going concern.

       The Company does not currently have any material credit facilities in place to finance its U.S. operations, and is currently financing its U.S. operations out of current cashflow. The Company is actively exploring alternatives to provide operating capital for its U.S. operations. The Company estimates that it will need at least $400,000 in operating capital over the next twelve months, of which there can be no assurance of availability. The Company was unable to meet its goal of obtaining capital investments of $400,000 in 2001 and, in fact, obtained no material capital financing in 2001.

       At March 31, 2002, the Company's obligations and commitments to make future payments under debt and lease agreements is as follows:

                                                       Payments Due by Period
                         ----------------------------------------------------------------------------------
                            2002        2003        2004        2005        2006     Thereafter     Total
                            ----        ----        ----        ----        ----     ----------     -----
       Line of credit    $2,212,744                                                              $2,212,744
       Convertible debt   2,792,498      29,769                                                   2,822,267
       Notes Payable        282,050                                                                 282,050
       Long-term debt        20,187     646,484      19,809      23,122      12,094                 721,696
       Operating leases     345,800     456,800     424,300     401,600     385,500     236,500   2,250,500
                         ----------  ----------  ----------  ----------  ----------  ----------  ----------
       Total             $5,653,279  $1,133,053  $  444,109  $  424,722  $  397,594  $  236,500  $8,289,257
                         ==========  ==========  ==========  ==========  ==========  ==========  ==========

       The inability of the Company to obtain additional capital financing will have a material adverse effect on the Company's ability to continue operations. In the event that the Company has insufficient cashflow to provide operating capital to the Company over the next 12 months, and is unable to obtain additional capital financing, the Company may consider pursuing additional debt or equity financing, and may be forced to explore alternatives, including reorganization under the U.S. Bankruptcy Code, although no such reorganization is currently under consideration.

       Net cash provided by operating activities for the three months ended March 31, 2002, was $303,718. Positive operating cashflow resulted primarily from the collection of receivables which was partially offset by the net operating loss.

       Net cash used by investing activities for the three months ended March 31, 2002, was $5,667. The funds were used to purchase required property and equipment.

       Net cash used by financing activities for the three months ended March 31, 2002, was $312,140. Negative financing cash flows related primarily to payments on the line of credit borrowings.

       The Company issued $1,524,952 of 9.25% convertible subordinated debentures in the three months ended March 31, 2002. The debentures have a maturity of five to nineteen months and are convertible into common stock at a rate of $.50 per share. The debentures contain no immediate beneficial conversion features.

       Triple-C-Inc. issued $468,128 of 10.25% six month convertible subordinated unsecured debentures in the three months ended March 31, 2002. The debentures are subordinated to borrowings under the bank line of credit and are convertible in common stock of Triple-C-Inc. at 80% of the initial public offering (IPO) price only upon completion of a Triple-C-Inc. IPO. No IPO is planned or expected at this time.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

       None

Item 2. Changes in Securities

       Issuance of Common Stock

       In 2002, the Company issued common stock to certain parties known to the Company as follows: (i) 79,750 shares on January 31; 1,580 shares on February 8; and 76,660 shares on March 31 to two individuals in exchange for financing services provided to the Company and (ii) 19,000 shares on March 25 to one individual in satisfaction of a note payable and accrued interest.

       Providers of services to the Company agreed to accept common stock of the Company in lieu of cash compensation. All issuances of common stock were unregistered in reliance upon Section 4(2) of the Securities Act of 1933. There were no offering expenses incurred by the Company in conjunction with these issuances.

       Convertible Debenture Offerings

       In 2002, the Company sold or reissued 9.25% convertible debentures to nine individual purchasers in the following amounts on the dates indicated: $1,568 on January 23; $7,489 and $3,163 on January 24; $1,546
       on January 25; $609,513 and $41,877 on January 31; $3,002 and $3,002 on

       February 8; $10,000 on February 11; and $830,522 and $13,270 on March 31. The debentures vary in term from five to nineteen months, are convertible into common stock of the Company at a conversion rate of $.50 per share, and were issued to certain parties known to the Company.

       In addition to the sale or reissuance of convertible debentures referenced above, Triple-C-Inc., on February 28, 2002, sold or reissued $468,128 of six month 10.25% unsecured convertible debentures to certain parties known to Triple-C-Inc. The debentures are convertible into common stock of Triple-C-Inc. at 80% of the Initial Public Offering (IPO) price for shares of Triple-C-Inc. upon completion of a Triple-C-Inc. IPO. No IPO is planned at this time

       The issuances of the convertible debentures were exempt from registration in the United States under Section 4(2) of the Securities Act of 1933. As of the date of this report none of the convertible debentures issued in 2002 have been converted into common stock of the Company or Triple-C-Inc. Offering expenses of $62,606 were incurred in conjunction with these issuances.

       Warrant Issuances

       No warrants were issued during the period from January 1, 2002 through March 31, 2002.

       Stock Option Issuances

       The Company has entered into the following transactions under the Company's stock option plan during the three months ended March 31, 2002. The options indicated below were granted to persons who were directors or employees of the Company in private transactions that were exempt under
       Section 4(2) of the Securities Act of 1933. The Company advised each option holder of the restricted nature under the Securities Act of the common stock purchasable on exercise of the options.

       The Company granted (i) an option to purchase 100,000 shares of common stock of the Company to Harm Scholtens, the Executive V.P. of Sales and Marketing for Triple-C-Inc. and a Director of the Company; (ii) an option to purchase 100,000 shares of common stock of the Company to Leo Short, the Executive V.P. of Sales and Marketing of the Company; and (iii) options to purchase 50,000 (100,000 in the aggregate) shares of common stock of the Company to two employees of the Company. Each of the options granted by the Company has a term of five years and an exercise price of $.30 per share.

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

       * Previously filed with the Company's Form 10-SB dated November 30, 2000. ** Previously filed with the Company's Amendment Number One to Form 10-SB dated January 16, 2001.
       *** Previously filed with Company's Form 10-QSB dated May 15, 2001
       **** Previously filed with Company's Form 10-QSB dated September 30, 2001


       The Company did not file nor was it required to file any reports on Form 8-K during its fiscal quarter ended March 31, 2002.



                                    SIGNATURE

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Rachel's Gourmet Snacks, Inc.

                  DATE: May 14, 2002          By: /s/ Pablo Malacara
                                                  ------------------
                                                  Pablo Malacara
                                                  Chief Financial Officer
                                                  (Duly authorized officer and
                                                  Principal Financial Officer)