Form 10QSB
period 2002-06-30
RACHELS GOURMET SNACKS INC
filed 2002-08-30
CIK 1107508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2002


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

The Registrant had 10,349,949 shares of Common Stock, $.01 par value outstanding as of July 31, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                          RACHEL'S GOURMET SNACKS, INC.

                                   FORM 10-QSB

                                Table of Contents

PART I.          FINANCIAL INFORMATION                                       3
  Item 1.    Financial Statements                                            3
  Item 2.    Management's Discussion and Analysis or Plan of Operation       12

PART II.         OTHER INFORMATION                                           15
  Item 1.    Legal Proceedings                                               15
  Item 2.    Changes in Securities                                           15
  Item 3.    Defaults Upon Senior Securities                                 15
  Item 4.    Submissions Of Matters To A Vote of Security Holders            15
  Item 5.    Other Information                                               15
  Item 6.    Exhibits and Reports on Form 8-K                                16
SIGNATURE                                                                    16

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Three Months Ended                Six Months Ended
                                                                June 30,                        June 30,
                                                    -----------------------------     -----------------------------
                                                        2001             2002             2001             2002
                                                    ------------     ------------     ------------     ------------
                                                     (Restated)                        (Restated)
SALES                                               $    462,784     $    512,908     $    678,728     $    886,607

COST OF GOODS SOLD                                       376,929          417,475          603,886          730,522
                                                    ------------     ------------     ------------     ------------

GROSS MARGIN                                              85,855           95,433           74,842          156,085

OPERATING EXPENSES                                       269,409          191,564          629,603          483,981
                                                    ------------     ------------     ------------     ------------

OPERATING LOSS                                          (183,554)         (96,131)        (554,761)        (327,896)
                                                    ------------     ------------     ------------     ------------

NONOPERATING INCOME (EXPENSES)
  Interest                                              (119,769)        (152,185)        (264,466)        (285,449)
  Gain (loss) on foreign exchange                         (4,859)         (42,592)           1,247          (44,413)
  Gain on sale of marketable securities                   59,735               --           59,735               --
                                                    ------------     ------------     ------------     ------------
                                                         (64,893)        (194,777)        (203,484)        (329,862)
                                                    ------------     ------------     ------------     ------------

LOSS FROM CONTINUING OPERATIONS                         (248,447)        (290,908)        (758,245)        (657,758)
                                                    ------------     ------------     ------------     ------------

DISCONTINUED OPERATIONS
  Income (loss) from discontinued operations              24,184         (665,793)        (210,884)        (862,372)
  Loss on liquidation of discontinued operations              --         (231,158)              --         (231,158)
                                                    ------------     ------------     ------------     ------------
                                                          24,184         (896,951)        (210,884)      (1,093,530)
                                                    ------------     ------------     ------------     ------------

NET LOSS                                            $   (224,263)    $ (1,187,859)    $   (969,129)    $ (1,751,288)
                                                    ============     ============     ============     ============

NET INCOME (LOSS) PER SHARE -
  BASIC AND DILUTED:
    Continuing Operations                           $      (0.02)    $      (0.03)    $      (0.08)    $      (0.06)
    Discontinued Operations                                 0.00            (0.08)           (0.02)           (0.11)
                                                    ------------     ------------     ------------     ------------
    Net Loss                                        $      (0.02)    $      (0.11)    $      (0.10)    $      (0.17)
                                                    ============     ============     ============     ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC AND DILUTED                      9,579,378       10,349,949        9,461,846       10,303,050


See notes to condensed consolidated financial statements.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    December 31,       June 30,
                                                                        2001             2002
                                                                    ------------     ------------
                                                                     (audited)        (unaudited)
                                                                     (Restated)
                                     ASSETS
CURRENT ASSETS
  Cash                                                              $     32,668     $         --
  Accounts receivable, less allowance of $15,000 and $14,000              90,395          167,068
  Inventories                                                            106,265          203,521
  Prepaid expenses and other                                             116,554          128,829
                                                                    ------------     ------------
      TOTAL CURRENT ASSETS                                               345,882          499,418

PROPERTY AND EQUIPMENT                                                   285,848          314,102

CARRYING VALUE OF DISCONTINUED SUBSIDIARY                              1,902,039               --

GOODWILL                                                                 626,397          626,397

OTHER ASSETS                                                              18,000           24,215
                                                                    ------------     ------------

                                                                    $  3,178,166     $  1,464,132
                                                                    ============     ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Convertible subordinated debt                                     $  2,856,167     $  2,354,139
  Notes payable                                                          287,050          282,050
  Current maturities of long-term debt                                    26,493           24,396
  Accounts payable                                                       448,652          672,002
  Accrued expenses                                                       940,668          473,104
                                                                    ------------     ------------
      TOTAL CURRENT LIABILITIES                                        4,559,030        3,805,691
                                                                    ------------     ------------

LONG-TERM DEBT, less current maturities                                   91,996          749,520
                                                                    ------------     ------------

COMMITMENTS AND CONTINGENCIES                                                 --               --
                                                                    ------------     ------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.01 par value; 20,000,000 shares authorized;
    no shares issued and outstanding                                          --               --
  Common stock, $.01 par value; 50,000,000 shares authorized;
    10,172,959 and 10,349,949 shares issued and outstanding              101,730          103,499
  Additional paid-in capital                                          13,443,370       13,510,857
  Accumulated other comprehensive loss                                   (63,813)              --
  Accumulated deficit                                                (14,954,147)     (16,705,435)
                                                                    ------------     ------------
                                                                      (1,472,860)      (3,091,079)
                                                                    ------------     ------------

                                                                    $  3,178,166     $  1,464,132
                                                                    ============     ============


See notes to condensed consolidated financial statements.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                   -----------------------------
                                                                                       2001             2002
                                                                                   ------------     ------------
                                                                                    (Restated)
OPERATING ACTIVITIES
  Net loss                                                                         $   (969,129)    $ (1,751,288)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Discontinued operations, including loss on liquidation                              210,884        1,093,530
    Depreciation                                                                         49,823           42,363
    Amortization                                                                         24,092               --
    Interest expense added to debt principal                                            109,914          101,684
    Gain on sales of marketable securities                                              (59,735)              --
    Common stock issued for services                                                     60,000               --
    Intracompany liability to discontinued subsidiary discharged by bankruptcy               --          872,322
    Changes in operating assets and liabilities:
      Accounts receivable                                                                 4,698          (76,673)
      Inventories                                                                       (49,529)         (97,256)
      Prepaid expenses and other                                                         12,112           45,766
      Accounts payable                                                                   58,401          223,350
      Accrued expenses                                                                   16,800         (467,564)
                                                                                   ------------     ------------
        Net cash used by operating activities                                          (531,669)         (13,766)
                                                                                   ------------     ------------

INVESTING ACTIVITIES
  Proceeds from sales of marketable securities                                           73,702               --
  Purchases of property and equipment                                                   (30,576)          (8,462)
                                                                                   ------------     ------------
        Net cash provided (used) by investing activities                                 43,126           (8,462)
                                                                                   ------------     ------------

FINANCING ACTIVITIES
 Decrease in checks issued in excess of deposits                                       (135,240)              --
  Proceeds from debt                                                                    957,253           10,000
  Payments on debt                                                                     (319,775)         (20,440)
  Proceeds from sale of common stock                                                     22,500               --
                                                                                   ------------     ------------
        Net cash provided (used) by financing activities                                524,738          (10,440)
                                                                                   ------------     ------------

NET INCREASE (DECREASE) IN CASH                                                          36,195          (32,668)

CASH
  Beginning of period                                                                        --           32,668
                                                                                   ------------     ------------

  End of period                                                                    $     36,195     $         --
                                                                                   ============     ============

Cash paid for interest                                                             $    159,225     $     24,872

Noncash operating, financing and investing activities:
  Convertible subordinated debt refinanced                                         $  1,529,770     $  1,413,267
  Common stock issued for prepaid financing costs                                       145,709           62,606
  Common stock issued for notes payable and accrued expenses                                 --            6,650
  Unrealized losses on securities                                                       (63,733)              --
  Equipment acquired under capital lease                                                 98,025           62,155


See notes to condensed consolidated financial statements.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           Quarter Ended June 30, 2002
                                   (unaudited)



1. Basis of Presentation and Significant Accounting Policies -

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

       Nature of Business

       The Company manufactures, markets and distributes "Rachel's Made From the Heart" gourmet potato chips (snack foods). The potato chips are sold by independent distributors and Company sales personnel to grocery and convenience stores, restaurants, and other retail and institutional accounts. The Company also manufactures potato chips for others under private labels.

       Principles of Consolidation

       The condensed consolidated financial statements include the accounts of Rachel's Gourmet Snacks, Inc., its U.S. subsidiary, Rachel's Manufacturing, Inc., and its Canadian subsidiary, Triple-C-Inc. (collectively "the Company"). Triple-C-Inc.'s operations were discontinued in 2002. The net assets of Triple-C-Inc. are included in the carrying value of discontinued subsidiary in the condensed consolidated balance sheets and in discontinued operations in the condensed consolidated statements of operations (See Note 3). All significant intercompany balances and transactions have been eliminated.

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

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           Quarter Ended June 30, 2002
                                   (unaudited)


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

       Fair Value of Financial Instruments

       The carrying amounts of financial instruments consisting of cash, receivables, convertible subordinated debt, notes payable, long-term debt, accounts payable and accrued expenses approximate their fair values.

       Inventories

       Inventories are valued at the lower of cost or market, with cost determined on a moving average basis and market determined at net realizable value.

       Property and Equipment

       Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using both the straight-line and declining balance methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the lease term.

       Goodwill

       Goodwill represents the excess of the purchase price and related costs over the fair value of the fair value of the identifiable net assets of businesses acquired less amortization through December 31, 2001. Effective January 1, 2002, the Company adopted Statement of Financial Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" which addresses accounting for acquired goodwill and other intangible assets, discontinues the amortization of acquired goodwill, and makes goodwill subject to periodic impairment testing. The initial impairment testing of the unamortized goodwill relating to Rachel's Manufacturing, Inc. in the amount of $626,397 has not been completed. SFAS No. 142 required this testing to be completed by June 30, 2002. The Company does not believe that the completion of the process will result in the impairment of this goodwill or materially impact its consolidated financial statements.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           Quarter Ended June 30, 2002
                                   (unaudited)


       Assuming that SFAS No. 142 was in effect as of January 1, 2001, the adjusted net loss would be $179,404, $1,187,859, $879,411, and $1,751,288 for the three months ended June 30, 2001 and 2002 and the six months ended June 30, 2001 and 2002, respectively. The net loss per share is the same as previously reported in all periods except for the six month period ended June 30, 2001 where the loss would be $.09 rather than the $.10 as previously reported. The adjusted losses and per share amounts are as follows:

                                                                       Three Months Ended June 30,
                                                                       ---------------------------
                                                                          2001             2002
                                                                          ----             ----
        Continuing Operations
        ---------------------
          Reported net loss                                           $   (248,447)    $   (290,908)
          Goodwill amortization                                             12,046               --
                                                                      ------------     ------------
          Adjusted net loss                                           $   (236,401)    $   (290,908)
                                                                      ============     ============

          Reported net loss per share - basic and diluted             $       (.02)    $       (.03)
          Goodwill amortization                                                 --               --
                                                                      ------------     ------------
          Adjusted net loss                                           $       (.02)    $       (.03)
                                                                      ============     ============

        Discontinued Operations
        -----------------------
          Reported net income (loss)                                  $     24,184     $   (896,951)
          Goodwill amortization                                             32,813               --
                                                                      ------------     ------------
          Adjusted net income (loss)                                  $     56,997     $   (896,951)
                                                                      ============     ============

          Reported net income (loss) per share - basic and diluted    $         --     $       (.08)
          Goodwill amortization                                                 --               --
                                                                      ------------     ------------
          Adjusted net income (loss)                                  $         --     $       (.08)
                                                                      ============     ============

                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                          2001             2002
                                                                          ----             ----
        Continuing Operations
        ---------------------
          Reported net loss                                           $   (758,245)    $   (657,758)
          Goodwill amortization                                             24,092               --
                                                                      ------------     ------------
          Adjusted net loss                                           $   (734,153)    $   (657,758)
                                                                      ============     ============

          Reported net loss per share - basic and diluted             $       (.08)    $       (.06)
          Goodwill amortization                                                 --               --
                                                                      ------------     ------------
          Adjusted net loss                                           $       (.08)    $       (.06)
                                                                      ============     ============

        Discontinued Operations
        -----------------------
          Reported net loss                                           $   (210,884)    $ (1,093,530)
          Goodwill amortization                                             65,626               --
                                                                      ------------     ------------
          Adjusted net loss                                           $   (145,258)    $ (1,093,530)
                                                                      ============     ============

          Reported net loss per share - basic and diluted             $       (.02)    $       (.11)
          Goodwill amortization                                                .01               --
                                                                      ------------     ------------
          Adjusted net loss                                           $       (.01)    $       (.11)
                                                                      ============     ============

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           Quarter Ended June 30, 2002
                                   (unaudited)


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

       Credit Risk

       Significant concentrations of credit risk exist in accounts receivable, which are due from customers dispersed across different geographic and economic regions in the Upper Midwest.

       Net Loss Per Share

       Net loss per share - basic is determined by dividing the net loss by the weighted-average common shares outstanding. Net loss per share - diluted normally includes common stock equivalents (options, warrants and convertible debentures), but were excluded since their effect was antidulitive.

       Restatement

       Due to the cessation operating activities of Triple-C-Inc. and the sale of the assets of Triple-C-Inc. (See Note 3), the 2001 financial statements were restated to make them comparable with 2002, as reported on the Company's 8-K filing, filed on the same day of filing the Company's Form 10-QSB for the quarter ended June 30, 2002. The assets, liabilities, operations, and cash flows of Triple-C-Inc. were previously included in the consolidated amounts included in the condensed consolidated financial statements. The Triple-C-Inc. net assets have been reclassified to the carrying value of discontinued subsidiary and the operations of Triple-C-Inc. are included in discontinued operations. These reclassifications did not affect previously reported stockholders' deficiency or net loss, but did affect the net cash flows (See Note 3).

2. Going Concern

       The condensed consolidated financial statements were prepared in contemplation of the Company as a going concern. The Company has incurred net losses of $1,939,225, $1,732,884 and $1,751,288 for calendar years
       2000 and 2001 and the six months ended June 30, 2002, respectively, and as of June 30, 2002, has a working capital deficiency of $3,306,273, an accumulated deficit of $16,705,435 and a stockholders' deficiency of $3,091,079. The Company also has a material uncertainty regarding a shareholder dispute see (See Note 4). These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           Quarter Ended June 30, 2002
                                   (unaudited)


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

3. Discontinued Operations

       Triple-C-Inc., a subsidiary of the Company, had a revolving line of credit facility with Congress Financial Corporation (Congress). Under the terms of the line of credit agreement, borrowings were due on demand and were collateralized by substantially all Triple-C-Inc.'s assets. The line of credit had requirements relating to tangible net worth, additional debt, and dividends, among other requirements. Over the six months ended July 31, 2002, Congress reduced availability under the line of credit severely limiting Triple-C-Inc.'s access to vital working capital. On August 1, 2002, the Company sought an order appointing Mintz & Partners Limited (Mintz) as interim receiver of Triple-C-Inc. On the same day, Triple-C-Inc. made an assignment pursuant to the provisions of the Bankruptcy and Insolvency Act (Canada), naming Mintz as trustee. Also on August 1, 2002, subject to the making of an Approval and Vesting Order, Mintz agreed to sell to Johnvince Foods, Ltd. (Johnvince), and Johnvince agreed to buy from Mintz, all of Mintz's and Triple-C-Inc.'s right, title, and interest in substantially all Triple-C-Inc.'s assets. On August 8, 2002, the Supreme Court of Ontario appointed Mintz as the interim receiver and approved the sale of the assets by issuance of an Approval and Vesting Order. The purchase price for the assets was not sufficient to satisfy the unsecured debts of Triple-C-Inc. The assets, liabilities, operations, and cash flows of Triple-C-Inc. were previously included in the consolidated amounts in the condensed consolidated financial statements. The Triple-C-Inc. net assets have been reclassified to the carrying value of discontinued subsidiary at December 31, 2001, and the operations of Triple-C-Inc. are included in discontinued operations.

4. Contingencies and Uncertainties

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

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           Quarter Ended June 30, 2002
                                   (unaudited)


5. Changes in Securities

       Issuance of Common Stock

       No common stock was issued during the three months ended June 30, 2002.

       Convertible Debenture Offerings

       No convertible debentures were sold or reissued during the three months ended June 30, 2002.

       Warrant Issuances

       In the three months ended June 30, 2002, the Company issued a warrant to purchase 20,000 shares of common stock with a per-share exercise price of $.50 in connection with debt financing. The warrant was issued to a single person known to the Company. The warrant issued carried an immaterial fair value as calculated by the Black-Scholes option-pricing model. The issuance of the warrant was exempt from registration under
       Section 4(2) of the Securities Act of 1933. As of the date of this report, none of the warrants issued in 2002 have been converted into common stock. There were no offering expenses incurred by the Company in conjunction with this issuance.

       Stock Option Issuances

       No stock options were issued during the three months ended June 30, 2002.

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

       RESULTS OF OPERATIONS

       THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

       Snack food sales from continuing operations for the three months ended June 30, 2002, were $512,908 compared to $462,784 for the three months ended June 30, 2001. The increase was primarily due to increased sales of "private label" products to Target Corporation. The net loss for the three months ended June 30, 2002 was $1,187,859, or $.11 per share, compared to a net loss of $224,263, or $.02 per share, in the comparable period of 2001. The loss from continuing operations for the three months ended June 30, 2002 was $290,908, or $.03 per share, compared to a loss from continuing operations of $248,447, or $.02 per share, in the comparable three months of 2001. The loss from discontinued operations for the three months ended June 30, 2002 was $896,951, or $.08 per share, compared to income from discontinued operations of $24,184, or $.00 per share, in the comparable period of 2001. The increase in loss from continuing operations was the result of increased nonoperating expenses of $129,884, offset by decreased operating expenses of $77,845 and an increase in the gross margin of $9,578.

       Cost of goods sold increased by $40,546 to $417,475 in the three months ended June 30, 2002, from $376,929 in the comparable period of 2001. Cost of goods sold as a percentage of sales was 81.4% in both periods.

       Operating expenses for the three months ended June 30, 2002, were $191,564, compared to $269,409 in the same period the prior year. Operating expenses in the snack foods operations increased by $13,390, an increase of 12.6%, in the three months ended June 30, 2002 compared to the comparable period in 2001. The increase in operating expenses in the snack foods operations was primarily due to an increase in snack food sales. Corporate expenses decreased by $91,235 in 2002 compared to 2001 because of cost cutting efforts, reduced professional fees and the effect of the change in accounting for goodwill. Goodwill amortization was $12,046 in the three months ended June 30, 2001. Goodwill was not amortized in 2002.

       Net nonoperating expenses for the three months ended June 30, 2002, were $194,777, compared to $64,893 for the three months ended June 30, 2001. Interest expense increased by $32,416 to $152,185 in 2002, compared to $119,769 in 2001, because of an increase in the amount of debt outstanding. Foreign currency exchange losses were $42,592 in 2002 compared to $4,859 in 2001. The fluctuations in foreign exchange were related to intracompany liabilities between Triple-C-Inc. and Rachel's Gourmet Snacks, Inc. and were caused by fluctuations of the Canadian dollar in relation to the U. S. dollar. The Company realized a gain of $59,735 in the three months ended June 30, 2001 from the sale of marketable securities it held for investment, which gain was included in nonoperating income (expense). The Company did not sell any marketable securities in the three months ended June 30, 2002.

       SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO SIX MONTHS ENDED JUNE 30,
       2001

       Snack food sales from continuing operations for the six months ended June 30, 2002, were $886,607 compared to $678,728 for the six months ended June 30, 2001. The increase was primarily due to increased sales of "private label" products to Target Corporation. The net loss for the six months ended June 30, 2002 was $1,751,288, or $.17 per share, compared to a net loss of $969,129, or $.10 per share, in the comparable period of 2001. The loss from continuing operations for the six months ended June 30, 2002 was $657,758, or $.06 per share, compared to a loss from continuing operations of $758,245, or $.08 per share, in the comparable six months of 2001. The loss from discontinued operations for the six months ended June 30, 2002 was $1,093,530, or $.11 per share, compared to loss from discontinued operations of $210,884, or $.02 per share, in the comparable period of 2001. The decrease in loss from continuing operations was the result of an increase in the gross margin of $81,243, a decrease in operating expenses of $145,622, offset by increased nonoperating expenses of $126,378.

       Cost of goods sold increased by $126,636 to $730,522 in the six months ended June 30, 2002, from $603,886 in the comparable period of 2001. Cost of goods sold as a percentage of sales decreased by 6.6% to 82.4% in the six months ended June 30, 2002, as compared to 89.0% in the comparable period of 2001. The decrease was the result of efficiencies realized by the purchase of new equipment and a lower cost on certain materials used in production.

       Operating expenses for the six months ended June 30, 2002, were $483,981, compared to $629,603 in the same period the prior year. Operating expenses in the snack foods operations increased by $29,369, an increase of 14.4%, in the six months ended June 30, 2002 compared to the comparable period of 2001. The increase in operating expenses in the snack foods operations was primarily due to an increase in snack food sales. Corporate expenses decreased by $174,991 in 2002 compared to 2001 because of cost cutting efforts, reduced professional fees and the effect of the change in accounting for goodwill. Goodwill amortization was $24,092 in the six months ended June 30, 2001. Goodwill was not amortized in 2002.

       Net nonoperating expenses for the six months ended June 30, 2002, were $329,862, compared to $203,484 for the six months ended June 30, 2001. Interest expense increased by $20,983 to $285,449 in 2002, compared to $264,466 in 2001, because of an increase in the amount of debt outstanding. Foreign currency exchange losses were $44,413 in 2002 compared to a gain of $1,247 in 2001. The fluctuations in foreign exchange were related to intracompany liabilities between Triple-C-Inc. and Rachel's Gourmet Snacks, Inc. and were caused by fluctuations of the Canadian dollar in relation to the U. S. dollar. The Company realized a gain of $59,735 in the six months ended June 30, 2001 from the sale of marketable securities it held for investment, which gain was included in nonoperating income (expense). The Company did not sell any marketable securities in the six months ended June 30, 2002.

       LIQUIDITY AND CAPITAL RESOURCES (FOR THE SIX MONTHS ENDED JUNE 30, 2002)

       The Company is currently in dispute with former stockholders of Triple-C-Inc. The dispute relates to the obligation of the Company to repurchase shares of common stock issued to the former stockholders of

       Triple-C-Inc. for a total of $1,958,368 by delivery of a five-year 6% promissory note. Although neither party has resorted to litigation at this point, it is a possibility that either party may resort to judicial resolution of this matter, and it is a possibility that any litigation with former Triple-C-Inc. stockholders will result in an adverse judgment against the Company, which adverse judgment may have a material adverse effect on the Company and its operations, its future liquidity, and any adverse judgment may jeopardize the Company's ability as a going concern.

       The Company does not currently have any material credit facilities in place to finance its operations, and is financing its operations out of current cashflow. The Company is actively exploring alternatives to provide operating capital for its operations. The Company estimates that it will need at least $500,000 in operating capital over the next six months, of which there can be no assurance of availability. The Company was unable to meet its goal of obtaining capital investments of $400,000 in 2001, and in fact, obtained no material capital financing in 2001.

       At June 30, 2002, the Company's obligations and commitments to make future payments under debt and lease agreements is as follows:

                                                     Payments Due by Year
                    ----------------------------------------------------------------------------------------------
                       2002          2003          2004          2005          2006       Thereafter      Total
                    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Convertible debt    $2,324,370        29,769                                                            $2,354,139
Notes Payable          282,050                                                                             282,050
Long-term debt          14,258       653,484        28,206        33,196        24,181        20,591       773,916
Operating leases        26,400        57,100        57,600        57,600        57,600       179,200       435,500
                    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Total               $2,647,078    $  740,353    $   85,806    $   90,796    $   81,781    $  199,791    $3,845,605
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

       Net cash used by operating activities for the six months ended June 30, 2002, was $17,757. Negative operating cashflow resulted primarily from loss from continuing operations which was partially offset by the forgiveness of debt by Triple-C-Inc.

       Net cash used by investing activities for the six months ended June 30, 2002, was $8,462. The funds were used to purchase required property and equipment.

       Net cash used by financing activities for the six months ended June 30, 2002, was $6,449. Negative financing cash flows related primarily to payments of debt.

       The Company issued $1,524,951 of 9.25% convertible subordinated debentures in the six months ended June 30, 2002. The debentures were for five to nineteen months and were convertible in common stock at a rate of $.50 per share. The debentures contained no immediate beneficial conversion features.

       DISCONTINUED OPERATIONS

       Triple-C-Inc., a subsidiary of the Company, had a revolving line of credit facility with Congress Financial Corporation (Congress). Under the terms of the line of credit agreement, borrowings were due on demand and were collateralized by substantially all Triple-C-Inc.'s assets. The line of credit had requirements relating to tangible net worth, additional debt, and dividends, among other requirements. Over the six months ended July 31, 2002, Congress reduced availability under the line of credit, severely limiting Triple-C-Inc.'s access to vital working capital. On August 1, 2002, the Company sought an order appointing Mintz & Partners Limited (Mintz) as interim receiver of Triple-C-Inc. On the same day, Triple-C-Inc. made an assignment pursuant to the provisions of the Bankruptcy and Insolvency Act (Canada), naming Mintz as trustee. Also on August 1, 2002, subject to the making of an Approval and Vesting Order, Mintz agreed to sell to Johnvince Foods, Ltd. (Johnvince), and Johnvince agreed to buy from Mintz, all of Mintz's and Triple-C-Inc.'s right, title, and interest in substantially all Triple-C-Inc.'s assets. On August 8, 2002, the Supreme Court of Ontario appointed Mintz as the interim receiver and approved the sale of the assets by issuance of an Approval and Vesting Order. The purchase price for the assets was not sufficient to satisfy the unsecured debts of Triple-C-Inc. The assets, liabilities, operations, and cash flows of Triple-C-Inc. were previously included in the consolidated amounts in the condensed consolidated financial statements. The Triple-C-Inc. net assets have been reclassified to the carrying value of discontinued subsidiary at December 31, 2001, and the operations of Triple-C-Inc. are included in discontinued operations.

        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        Issuance of Common Stock

        No common stock was issued during the three months ended June 30, 2002.

        Convertible Debenture Offerings

        No convertible debentures were sold or reissued during the three months ended June 30, 2002.

        Warrant Issuances

        In the three months ended June 30, 2002, the Company issued a warrant to purchase 20,000 shares of common stock with a per-share exercise price of $.50 in connection with debt financing. The warrant was issued to a single person known to the Company. The warrant issued carried an immaterial fair value as calculated by the Black-Scholes option-pricing model. The issuance of the warrant was exempt from registration under
        Section 4(2) of the Securities Act of 1933. As of the date of this report, none of the warrants issued in 2002 have been converted into common stock. There were no offering expenses incurred by the Company in conjunction with this issuance.

        Stock Option Issuances

        No stock options were issued during the three months ended June 30, 2002.

Item 3. Defaults Upon Senior Securities

        At June 30, 2002 convertible debentures in the principal amount of $1,294,356 are past due. Interest accrued through June 30, 2002, in the amount of $82,536 relating to the debentures is included in accrued expenses.

        At June 30, 2002 notes payable in the principal amount of $282,050 are past due. Interest accrued through June 30, 2002, in the amount of $86,401 relating to the notes payable is included in accrued expenses.

       Convertible debentures of Triple-C-Inc. in the principal amount of $329,632 plus accrued interest through June 30, 2002 in the amount of $16,994 were discharged as unsecured debt by Order of the Supreme Court of Ontario (see "Discontinued Operations" above).

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        Exhibit No.     Description
        -----------     -----------
        3.1.1           Restated Articles of Incorporation*
        3.1.2           Amendment to Articles of Incorporation*
        3.1.3           Notice of Change of Registered Office/Registered Agent*
        3.1.4           Bylaws*
        3.1.5           Amendment to Articles of Incorporation dated September
                        17, 2001****
        10.1            Employment Agreement - Lawrence Castriotta*
        10.2(1)         Employment Agreement - Harm Scholtens*
        10.3(1)         Real Property Lease - Menomonie, Wisconsin*
        10.4(1)         Real Property Lease - Hamilton, Ontario*
        10.5(1)         Real Property Lease - Calgary, Alberta*
        10.6(1)         Specimen of Convertible Debentures*
        10.7            Gardner Resources License Agreement**
        10.8            Gardner Resources Private Label Agreement**
        10.9            Amendment to Employment Agreement - Lawrence
                        Castriotta***
        11              Statement re: Computation of Per-Share Earnings
        21              Subsidiaries of Registrant*
        99.1            Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002
        99.2            Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002

        * Previously filed with the Company's Form 10-SB dated November 30,
        2000.
        ** Previously filed with the Company's Amendment Number One to Form 10-SB dated January 16, 2001.
        *** Previously filed with Company's Form 10-QSB dated May 15, 2001. **** Previously filed with Company's Form 10-QSB dated September 30, 2001.

        The Company did not file nor was it required to file any reports on Form 8-K during its fiscal quarter ended June 30, 2002.

                                    SIGNATURE

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Rachel's Gourmet Snacks, Inc.

             DATE: August 28, 2002      By: /s/ Lawrence Castriotta
                                            -----------------------
                                            Lawrence Castriotta
                                            Its Chief Executive Officer