Form 10QSB
period 2002-09-30
RACHELS GOURMET SNACKS INC
filed 2002-11-14
CIK 1107508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 2002

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

The Registrant had 10,569,949 shares of Common Stock, $.01 par value outstanding as of October 31, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                          RACHEL'S GOURMET SNACKS, INC.

                                   FORM 10-QSB

                                Table of Contents

PART I. FINANCIAL INFORMATION                                                  3
        Item 1. Financial Statements                                           3
        Item 2. Management's Discussion and Analysis or Plan of Operation     12
        Item 3. Controls and Procedures                                       15

PART II. OTHER INFORMATION                                                    15
        Item 1. Legal Proceedings                                             15
        Item 2. Changes in Securities                                         15
        Item 3. Defaults Upon Senior Securities                               16
        Item 4. Submissions Of Matters To A Vote of Security Holders          16
        Item 5. Other Information                                             16
        Item 6. Exhibits and Reports on Form 8-K                              17
        SIGNATURE                                                             17

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                      September 30,
                                                       -----------------------------     -----------------------------
                                                           2001             2002             2001             2002
                                                       ------------     ------------     ------------     ------------
                                                        (Restated)                        (Restated)
SALES                                                  $    467,592     $    502,745     $  1,146,320     $  1,389,352

COST OF GOODS SOLD                                          363,948          406,911          967,834        1,137,433
                                                       ------------     ------------     ------------     ------------

GROSS MARGIN                                                103,644           95,834          178,486          251,919

OPERATING EXPENSES                                          285,510          318,570          915,113          802,551
                                                       ------------     ------------     ------------     ------------

OPERATING LOSS                                             (181,866)        (222,736)        (736,627)        (550,632)
                                                       ------------     ------------     ------------     ------------

NONOPERATING INCOME (EXPENSES)
  Interest                                                 (127,746)        (125,339)        (392,212)        (410,788)
  Gain (loss) on foreign exchange                               -                -              1,247          (44,413)
  Gain on sales of marketable securities                     51,182              -            110,917              -
                                                       ------------     ------------     ------------     ------------
                                                            (76,564)        (125,339)        (280,048)        (455,201)
                                                       ------------     ------------     ------------     ------------

LOSS FROM CONTINUING OPERATIONS                            (258,430)        (348,075)      (1,016,675)      (1,005,833)
                                                       ------------     ------------     ------------     ------------

DISCONTINUED OPERATIONS
  Loss from discontinued operations                        (162,081)             -           (372,965)        (862,372)
  Loss on liquidation of discontinued operations                -                -                -           (231,158)
                                                       ------------     ------------     ------------     ------------
                                                           (162,081)             -           (372,965)      (1,093,530)
                                                       ------------     ------------     ------------     ------------

NET LOSS                                               $   (420,511)    $   (348,075)    $ (1,389,640)    $ (2,099,363)
                                                       ============     ============     ============     ============

NET LOSS PER SHARE -
  BASIC AND DILUTED:
    Continuing Operations                              $      (0.02)    $      (0.03)    $      (0.10)    $      (0.09)
    Discontinued Operations                                   (0.02)             -              (0.04)           (0.11)
                                                       ------------     ------------     ------------     ------------
    Net Loss                                           $      (0.04)    $      (0.03)    $      (0.14)    $      (0.20)
                                                       ============     ============     ============     ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC AND DILUTED                         9,833,585       10,459,949        9,585,759       10,355,350





See notes to condensed consolidated financial statements.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    December 31,     September 30,
                                                                       2001              2002
                                                                    ------------     ------------
                                                                      (audited)       (unaudited)
                                                                     (Restated)
              ASSETS
CURRENT ASSETS
  Cash                                                              $     32,668    $         -
  Accounts receivable, less allowance of $15,000 and $22,000              90,395          137,266
  Inventories                                                            106,265          188,364
  Prepaid expenses and other                                             116,554           85,114
                                                                    ------------     ------------
      TOTAL CURRENT ASSETS                                               345,882          410,744

PROPERTY AND EQUIPMENT                                                   285,848          295,141

CARRYING VALUE OF DISCONTINUED SUBSIDIARY                              1,902,039              -

GOODWILL                                                                 626,397          626,397

OTHER ASSETS                                                              18,000           24,215
                                                                    ------------     ------------

                                                                    $  3,178,166     $  1,356,497
                                                                    ============     ============

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Convertible subordinated debt                                     $  2,856,167     $  2,431,341
  Notes payable                                                          287,050          385,970
  Current maturities of long-term debt                                    26,493          652,723
  Accounts payable                                                       448,652          657,470
  Accrued expenses                                                       940,668          531,332
                                                                    ------------     ------------
      TOTAL CURRENT LIABILITIES                                        4,559,030        4,658,836
                                                                    ------------     ------------

LONG-TERM DEBT, less current maturities                                   91,996          114,815
                                                                    ------------     ------------

COMMITMENTS AND CONTINGENCIES                                                -                -
                                                                    ------------     ------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.01 par value; 20,000,000 shares authorized;
    no shares issued and outstanding                                         -                -
  Common stock, $.01 par value; 50,000,000 shares authorized;
   10,172,959 and 10,569,949 shares issued and outstanding               101,730          105,699
  Additional paid-in capital                                          13,443,370       13,530,657
  Accumulated other comprehensive loss                                   (63,813)             -
  Accumulated deficit                                                (14,954,147)     (17,053,510)
                                                                    ------------     ------------
                                                                      (1,472,860)      (3,417,154)
                                                                    ------------     ------------

                                                                    $  3,178,166     $  1,356,497
                                                                    ============     ============

See notes to condensed consolidated financial statements.

                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                  ---------------------------
                                                                                     2001            2002
                                                                                  -----------     -----------
                                                                                   (Restated)
OPERATING ACTIVITIES
  Net loss                                                                        $(1,389,640)    $(2,099,363)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Discontinued operations, including loss on liquidation                            372,965       1,093,530
    Depreciation                                                                       73,972          62,394
    Amortization                                                                       36,139             -
    Interest expense added to debt principal                                          115,464         133,887
    Gain on sales of marketable securities                                           (110,917)            -
    Common stock issued for services                                                   60,000          17,000
    Convertible subordinated debt issued for services                                     -            45,000
    Intracompany liability to discontinued subsidiary discharged by bankruptcy            -           872,322
    Changes in operating assets and liabilities:
      Accounts receivable                                                             (15,137)        (46,871)
      Inventories                                                                     (52,436)        (82,099)
      Prepaid expenses and other                                                       56,892          87,831
      Accounts payable                                                                 26,151         208,818
      Accrued expenses                                                                183,141        (323,766)
                                                                                  -----------     -----------
        Net cash used by operating activities                                        (643,406)        (31,317)
                                                                                  -----------     -----------

INVESTING ACTIVITIES
  Proceeds from sales of marketable securities                                        137,710             -
  Purchases of property and equipment                                                 (30,572)         (9,532)
                                                                                  -----------     -----------
        Net cash provided (used) by investing activities                              107,138          (9,532)
                                                                                  -----------     -----------

FINANCING ACTIVITIES
 Decrease in checks issued in excess of deposits                                     (135,240)            -
  Proceeds from debt                                                                1,022,300          30,000
  Payments on debt                                                                   (361,394)        (26,819)
  Proceeds from sale of common stock                                                   22,500           5,000
                                                                                  -----------     -----------
        Net cash provided by financing activities                                     548,166           8,181
                                                                                  -----------     -----------

NET INCREASE (DECREASE) IN CASH                                                        11,898         (32,668)

CASH
  Beginning of period                                                                     -            32,668
                                                                                  -----------     -----------

  End of period                                                                   $    11,898    $        -
                                                                                  ===========     ===========

Cash paid for interest                                                            $   110,865     $    55,727

Noncash operating, financing and investing activities:
  Convertible subordinated debt refinanced                                        $ 1,541,770     $ 2,243,790
  Notes payable issued for accrued expenses                                               -            83,920
  Retirement of obligation payable with restricted securities                         515,700             -
  Receipt of restricted securities for obligation payable                             332,000             -
  Common stock issued for financing costs                                             145,709          62,606
  Common stock issued for notes payable and accrued expenses                              -             6,650
  Unrealized losses on securities                                                    (107,157)            -
  Equipment acquired under capital leases                                              88,025          62,155
  Foreign currency translation gain                                                    14,728          63,813


See notes to condensed consolidated financial statements.

                                       6
                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                        Quarter Ended September 30, 2002
                                   (unaudited)

1.  Basis of Presentation and Significant Accounting Policies -

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

       Principles of Consolidation

       The condensed consolidated financial statements include the accounts of Rachel's Gourmet Snacks, Inc., its U.S. subsidiary, Rachel's Manufacturing, Inc., and its Canadian subsidiary, Triple-C-Inc. (collectively "the Company"). The assets of Triple-C-Inc. were liquidated and Triple-C-Inc.'s operations were discontinued in August, 2002 (See
       Note 3). The net assets of Triple-C-Inc. are included in the carrying value of discontinued subsidiary in the condensed consolidated balance sheets and in discontinued operations in the condensed consolidated statements of operations (Note 3). All significant intercompany balances and transactions have been eliminated.

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

                                        7
                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                        Quarter Ended September 30, 2002
                                   (unaudited)


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

       Goodwill

       Goodwill represents the excess of the purchase price and related costs over the fair value of the identifiable net assets of businesses acquired less amortization through December 31, 2001. Effective January 1, 2002, the Company adopted Statement of Financial Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which addresses accounting for acquired goodwill and other intangible assets, discontinues the amortization of acquired goodwill, and makes goodwill subject to periodic impairment testing. The initial impairment testing of the unamortized goodwill relating to Rachel's Manufacturing, Inc. in the amount of $626,397 has not been completed. SFAS No. 142 required this testing to be completed by June 30, 2002. The Company does not believe that the completion of the process will result in the impairment of this goodwill or materially impact its consolidated financial statements.

       Assuming that SFAS No. 142 was in effect as of January 1, 2001 the adjusted net loss would be $375,652, $348,075, $1,255,063, and $2,099,363 for the three months ended September 30, 2001 and 2002 and the nine months ended September 30, 2001 and 2002, respectively. The net loss per share is the same as previously reported in all periods except for the nine month period ended September 30, 2001, where the loss would be $.13 rather than the $.14 previously reported. The adjusted losses and per share amounts are as follows:

                                       8
                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                        Quarter Ended September 30, 2002
                                   (unaudited)

                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                                2001            2002
                                                                ----            ----
       Continuing Operations
       ---------------------
         Reported net loss                                  $  (258,430)    $  (348,075)
         Goodwill amortization                                   12,046              --
                                                            -----------     -----------
         Adjusted net loss                                  $  (246,384)    $  (348,075)
                                                            -----------     -----------

         Reported net loss per share - basic and diluted    $      (.02)    $      (.03)
         Goodwill amortization                                       --              --
                                                            -----------     -----------
         Adjusted net loss                                  $      (.02)    $      (.03)
                                                            ===========     ===========

                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                                2001            2002
                                                                ----            ----
       Discontinued Operations
       -----------------------
         Reported net loss                                  $  (162,081)    $        --
         Goodwill amortization                                   32,813              --
                                                            -----------     -----------
         Adjusted net loss                                  $  (129,268)    $        --
                                                            ===========     ===========

         Reported net loss per share - basic and diluted    $      (.02)    $        --
         Goodwill amortization                                       --              --
                                                            -----------     -----------
         Adjusted net loss                                  $      (.02)    $        --
                                                            ===========     ===========

                                                          Nine Months Ended September 30,
                                                          --------------------------------
                                                                2001            2002
                                                                ----            ----
       Continuing Operations
       ---------------------
         Reported net loss                                  $(1,016,675)    $(1,005,833)
         Goodwill amortization                                   36,138              --
                                                            -----------     -----------
         Adjusted net loss                                  $  (980,537)    $(1,005,833)
                                                            -----------     -----------

         Reported net loss per share - basic and diluted    $      (.10)    $      (.09)
         Goodwill amortization                                       --              --
                                                            -----------     -----------
         Adjusted net loss                                  $      (.10)    $      (.09)
                                                            ===========     ===========

       Discontinued Operations
       -----------------------
         Reported net loss                                  $  (372,965)    $(1,093,530)
         Goodwill amortization                                   98,439              --
                                                            -----------     -----------
         Adjusted net loss                                  $  (274,526)    $(1,093,530)
                                                            -----------     -----------

         Reported net loss per share - basic and diluted    $      (.04)    $      (.11)
         Goodwill amortization                                      .01              --
                                                            -----------     -----------
         Adjusted net loss                                  $      (.03)    $      (.11)
                                                            ===========     ===========
       Common Stock Issued

                                       9
                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                        Quarter Ended September 30, 2002
                                   (unaudited)


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

       Restatement

       Due to the cessation of operating activities of Triple-C-Inc. and the sale of the assets of Triple-C-Inc. (See Note 3), the 2001 financial statements were restated to make them comparable with 2002. The assets, liabilities, operations, and cash flows of Triple-C-Inc. were previously included in the consolidated amounts in the condensed consolidated financial statements. The Triple-C-Inc. net assets have been reclassified to the carrying value of discontinued subsidiary at December 31, 2001, and the operations of Triple-C-Inc. are included in discontinued operations. These reclassifications did not affect previously reported stockholders' deficiency or net loss, but did affect the net cash flows.

2.  Going Concern

       The condensed consolidated financial statements were prepared in contemplation of the Company as a going concern. The Company has incurred net losses of $1,939,225, $1,732,884 and $2,099,363 for calendar years
       2000 and 2001 and the nine months ended September 30, 2002, respectively, and as of September 30, 2002, has a working capital deficiency of $4,248,092, an accumulated deficit of $17,053,510 and a stockholders' deficiency of $3,417,154. The Company also has a material uncertainty regarding a shareholder dispute (See Note 4). These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

       The Company's continuation as a going concern is dependent upon its ability to generate sufficient operating cash flows and obtain additional financing or refinancing to meet its obligations. The Company is pursuing

                                       10
                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                        Quarter Ended September 30, 2002
                                   (unaudited)


       plans to increase sales and profits and decrease operating expenses. In addition, the Company is attempting to raise additional debt and equity financing. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities should the Company be unable to continue as a going concern.

3.  Discontinued Operations

       Triple-C-Inc., a subsidiary of the Company, had a revolving line of credit facility with Congress Financial Corporation (Congress). Under the terms of the agreement, borrowings were due on demand and were collateralized by substantially all Triple-C-Inc.'s assets. The line of credit had requirements relating to tangible net worth, additional debt, and dividends, among other requirements. Over the seven months ended July 31, 2002, Congress reduced availability under the line of credit severely limiting Triple-C-Inc.'s access to vital working capital. On August 1, 2002, the Company sought an order appointing Mintz & Partners Limited (Mintz) as interim receiver of Triple-C-Inc. On the same day, Triple-C-Inc. made an assignment pursuant to the provisions of the Bankruptcy and Insolvency Act (Canada), naming Mintz as trustee. Also on August 1, 2002, subject to the making of the Approval and Vesting Order, Mintz agreed to sell to Johnvince Foods, Ltd. (Johnvince), and Johnvince agreed to buy from Mintz, all of Mintz's and Triple-C-Inc.'s right, title, and interest in substantially all Triple-C-Inc.'s assets. On August 8, 2002, the Supreme Court of Ontario appointed Mintz as the interim receiver and approved the sale of the assets by issuance of an Approval and Vesting Order. The purchase price for the assets was not sufficient to satisfy the unsecured debts of Triple-C-Inc. The assets, liabilities, operations, and cash flows of Triple-C-Inc. were previously included in the consolidated amounts in the condensed consolidated financial statements. The Triple-C-Inc. net assets have been reclassified to the carrying value of discontinued subsidiary at December 31, 2001, and the operations of Triple-C-Inc. are included in discontinued operations.

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

                                       11
                 RACHEL'S GOURMET SNACKS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                        Quarter Ended September 30, 2002
                                   (unaudited)


5.  Changes in Securities

       Issuance of Common Stock

       On August 7, 2002, the Company issued common stock to certain parties known to the Company as follows: (i) 170,000 shares to three individuals, including 70,000 shares to two Directors of the Company, in exchange for services provided to the Company and (ii) 50,000 shares to a Director of the Company in exchange for cash.

       Providers of services to the Company agreed to accept common stock of the Company in lieu of cash compensation. All issuances of common stock were unregistered in reliance upon Section 4(2) of the Securities Act of 1933. There were no offering expenses incurred by the Company in conjunction with these issuances.

       Convertible Debenture Offerings

       On August 31, 2002, the Company issued or reissued convertible debentures to two individual purchasers in the amount of $907,725. Included in this amount was a debenture for $45,000 which was issued in exchange for services. The debentures vary in term from one to twelve months, are convertible into common stock of the Company at a conversion rate of $.50 per share, and were issued to certain parties known to the Company.

       The issuances of the convertible debentures were exempt from registration in the United States under Section 4(2) of the Securities Act of 1933. As of the date of this report none of the convertible debentures issued in 2002 have been converted into common stock of the Company. No offering expenses were incurred in conjunction with these issuances.

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

       RESULTS OF OPERATIONS

       THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

       Snack food sales from continuing operations for the three months ended September 30, 2002, were $502,745 compared to $467,592 for the three months ended September 30, 2001. The increase was primarily due to increased sales of "private label" products to Target Corporation. The net loss for the three months ended September 30, 2002 was $348,075, or $.03 per share, compared to a net loss of $420,511, or $.04 per share, in the comparable period of 2001. The loss from continuing operations for the three months ended September 30, 2002 was $348,075, or $.03 per share, compared to a loss from continuing operations of $258,430, or $.02 per share, in the comparable three months of 2001. The was no loss from discontinued operations for the three months ended September 30, 2002, compared to loss from discontinued operations of $162,081, or $.02 per share, in the comparable period of 2001. The increase in loss from continuing operations was the result of a decrease in gross margin of $7,810, increased operating expenses of $33,060, and increased net nonoperating expenses of $48,775.

       Cost of goods sold increased by $42,963 to $406,911 in the three months ended September 30, 2002, from $363,948 in the comparable period of 2001. Cost of goods sold as a percentage of sales increased by 3.1% to 80.9% in 2002 compared to 77.8% in 2001. The increase was the result of higher costs on certain materials used in production.

       Operating expenses for the three months ended September 30, 2002, were $318,570, compared to $285,510 in the same period the prior year. Operating expenses decreased by $21,491, a decrease of 17%, in the snack foods operations in the three months ended September 30, 2002 compared to 2001. In the quarter ended in 2001, the Company expensed $30,000 related to the writeoff of receivables from a customer who declared bankruptcy. Corporate expenses increased by $54,551 in 2002 compared to 2001 because of increased consulting fees primarily related to efforts to obtain additional financing. This increase was partially offset by the effect of the change in accounting for goodwill. Goodwill amortization was $12,046 in the three months ended September 30, 2001. Goodwill was not amortized in 2002.

       Net nonoperating expenses for the three months ended September 30, 2002, were $125,339, compared to $76,564 for the three months ended September 30, 2001. Interest expense decreased by $2,407 to $125,339 in 2002, compared to $127,746 in 2001. The increase in the amount of debt outstanding was more than offset by a decrease in the effective interest rate. The Company realized a gain of $51,182 in the three months ended September 30, 2001 from the sale of marketable securities it held for investment, which gain was included in nonoperating income (expense). The Company did not sell any marketable securities in the three months ended September 30, 2002.

       NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

       Snack food sales from continuing operations for the nine months ended September 30, 2002, were $1,389,352 compared to $1,146,320 for the nine months ended September 30, 2001. The increase was primarily due to increased sales of "private label" products to Target Corporation. The net loss for the nine months ended September 30, 2002 was $2,099,363, or $.20 per share, compared to a net loss of $1,389,640, or $.14 per share, in the comparable period of 2001. The loss from continuing operations for the nine months ended September 30, 2002 was $1,005,833, or $.09 per share, compared to a loss from continuing operations of $1,016,675, or $.10 per share, in the comparable nine months of 2001. The loss from discontinued operations for the nine months ended September 30, 2002 was $1,093,530, or $.11 per share, compared to loss from discontinued operations of $372,965, or $.04 per share, in the comparable period of 2001. The decrease in loss from continuing operations was the result of an increase in the gross margin of $73,433, a decrease in operating expenses of $112,562, offset by increased net nonoperating expenses of $175,153.

       Cost of goods sold increased by $169,599 to $1,137,433 in the nine months ended September 30, 2002, from $967,834 in the comparable period of 2001. Cost of goods sold as a percentage of sales decreased by 2.5% to 81.9% in 2002, as compared to 84.4% in 2001. The decrease was the primarily a result of efficiencies realized from the purchase of new equipment.

       Operating expenses for the nine months ended September 30, 2002, were $802,551, compared to $915,113 in the same period the prior year. Operating expenses increased by $7,878, an increase of 2.4%, in the snack foods operations in the nine months ended September 30, 2002 compared to 2001. Operating expenses increased due to the sales increase. In the nine months ended September 30, 2001, snack food expenses included $30,000 related to the writeoff of receivables from a customer who declared bankruptcy. Corporate expenses decreased by $120,440 in 2002 compared to 2001 because of cost cutting efforts and the effect of the change in accounting for goodwill. These decreases were partially offset by increased consulting fees related to efforts to obtain additional financing. Goodwill amortization was $36,138 in the nine months ended September 30, 2001. Goodwill was not amortized in 2002.

       Net nonoperating expenses for the nine months ended September 30, 2002, were $455,201, compared to $280,048 for the nine months ended September 30, 2001. Interest expense increased by $18,576 to $410,788 in 2002, compared to $392,212 in 2001. The increase in the amount of debt outstanding was partially offset by a decrease in the effective interest rate. Foreign currency exchange losses were $44,413 in 2002 compared to a gain of $1,247 in 2001. The fluctuations in foreign exchange were related to the liability to Triple-C-Inc. and were caused by fluctuations of the Canadian dollar in relation to the U. S. dollar. The Company realized a gain of $110,917 in the nine months ended September 30, 2001 from the sale of marketable securities it held for investment, which gain was included in nonoperating income (expense). The Company did not sell any marketable securities in the nine months ended September 30, 2002.

       LIQUIDITY AND CAPITAL RESOURCES (FOR THE NINE MONTHS ENDED SEPTEMBER 30,
       2002)

       The Company is currently in dispute with former stockholders of Triple-C-Inc. stock. The dispute relates to the obligation of the Company to repurchase shares of common stock issued to the former stockholders of Triple-C-Inc. for a total of $1,958,368 by delivery of a five-year 6% promissory note. Although neither party has resorted to litigation at this point, it is a possibility that either party may resort to judicial resolution of this matter, and it is a possibility that any litigation with former Triple-C-Inc. stockholders will result in an adverse judgment against the Company, which adverse judgment may have a material adverse effect on the Company and its operations, its future liquidity, and any adverse judgment may jeopardize the Company's ability as a going concern.

       The Company does not currently have any material credit facilities in place to finance its operations, and is financing its operations out of current cashflow. The Company is actively exploring alternatives to provide capital for its operations. The Company estimates that it will need at least $500,000 in operating capital over the next six months, of which there can be no assurance of availability. The Company was unable to meet its goal of obtaining capital investments of $400,000 in 2001 and, in fact, obtained no material capital financing in 2002 to date or in all of 2001.

       At September 30, 2002, the Company's obligations and commitments to make future payments under debt and lease agreements is as follows:

                                                                 Payments Due by Year
                           ----------------------------------------------------------------------------------------------
                               2002          2003          2004          2005          2006      Thereafter      Total
                               ----          ----          ----          ----          ----      ----------      -----
       Convertible debt    $2,356,572    $   74,769    $       --    $       --    $       --    $       --    $2,431,341
       Notes Payable          385,970            --                          --            --            --       385,970
       Long-term debt           7,880       653,484        28,206        33,196        24,181        20,591       767,538
       Operating leases        13,200        57,100        57,600        57,600        57,600       179,200       422,300
                           ----------    ----------    ----------    ----------    ----------    ----------    ----------
       Total               $2,763,622    $  785,353    $   85,806    $   90,796    $   81,781    $  199,791    $4,007,149
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

       Net cash used by operating activities for the nine months ended September 30, 2002, was $31,317. Negative operating cashflow resulted primarily from the loss from continuing operations which was partially offset by the intercompany liability to discontinued subsidiary discharged by bankruptcy.

       Net cash used by investing activities for the nine months ended September 30, 2002, was $9,532. The funds were used to purchase required property and equipment.

       Net cash provided by financing activities for the nine months ended September 30, 2002, was $8,181. Positive financing cash flows related primarily to the proceeds from debt and from the sale of common stock offset by payments on debt.

       The Company issued $2,432,676 of 9.25% convertible subordinated debentures in the nine months ended September 30, 2002. The debentures were for one to nineteen months and were convertible in common stock at a rate of $.50 per share. The debentures contained no immediate beneficial conversion features.

       The Company issued $103,920 of short term notes payable in the nine months ended September 30, 2002.

       DISCONTINUED OPERATIONS

       Triple-C-Inc., a subsidiary of the Company, had a revolving line of credit facility with Congress Financial Corporation (Congress). Under the terms of the agreement, borrowings were due on demand and were collateralized by substantially all Triple-C-Inc.'s assets. The line of credit had requirements relating to tangible net worth, additional debt, and dividends, among other requirements. Over the seven months ended July 31, 2002, Congress reduced availability under the line of credit severely limiting Triple-C-Inc.'s access to vital working capital. On August 1, 2002, the Company sought an order appointing Mintz & Partners Limited (Mintz) as interim receiver of Triple-C-Inc. On the same day, Triple-C-Inc. made an assignment pursuant to the provisions of the Bankruptcy and Insolvency Act (Canada), naming Mintz as trustee. Also on August 1, 2002, subject to the making of the Approval and Vesting Order, Mintz agreed to sell to Johnvince Foods, Ltd. (Johnvince), and Johnvince agreed to buy from Mintz, all of Mintz's and Triple-C-Inc.'s right, title, and interest in substantially all Triple-C-Inc.'s assets. On August 8, 2002, the Supreme Court of Ontario appointed Mintz as the interim receiver and approved the sale of the assets by issuance of an Approval and Vesting Order. The purchase price for the assets was not sufficient to satisfy the unsecured debts of Triple-C-Inc. The assets, liabilities, operations, and cash flows of Triple-C-Inc. were previously included in the consolidated amounts in the condensed consolidated financial statements. The Triple-C-Inc. net assets have been reclassified to the carrying value of discontinued subsidiary at December 31, 2001, and the operations of Triple-C-Inc. are included in discontinued operations.

Item 3. Controls and Procedures.

       Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, who is also the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer, who is also the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

       None

Item 2. Changes in Securities

       Issuance of Common Stock

       On August 7, 2002, the Company issued common stock to certain parties known to the Company as follows: (i) 170,000 shares to three individuals, including 70,000 shares to two Directors of the Company, in exchange for services provided to the Company and (ii) 50,000 shares to a Director of the Company in exchange for cash.

       Providers of services to the Company agreed to accept common stock of the Company in lieu of cash compensation. All issuances of common stock were unregistered in reliance upon Section 4(2) of the Securities Act of 1933. There were no offering expenses incurred by the Company in conjunction with these issuances.

       Convertible Debenture Offerings

       On August 31, 2002, the Company issued or reissued convertible debentures to two individual purchasers in the amount of $907,725. Included in this amount was a debenture for $45,000 which was issued in exchange for services. The debentures vary in term from one to twelve months, are convertible into common stock of the Company at a conversion rate of $.50 per share, and were issued to certain parties known to the Company.

       The issuances of the convertible debentures were exempt from registration in the United States under Section 4(2) of the Securities Act of 1933. As of the date of this report none of the convertible debentures issued in 2002 have been converted into common stock of the Company. No offering expenses were incurred in conjunction with these issuances.

       Warrant Issuances

       No warrants to purchase common shares were issued during the three months ended September 30, 2002.

       Stock Option Issuances

       No stock options were issued during the three months ended September 30, 2002.

Item 3. Defaults Upon Senior Securities

       At September 30, 2002, convertible debentures in the principal amount of $2,201,958 are past due. Interest accrued through September 30, 2002, in the amount of $122,804 relating to the debentures is included in accrued expenses.

       At September 30, 2002, notes payable in the principal amount of $183,345 are past due. Interest accrued through September 30, 2002, in the amount of $77,760 relating to the notes payable is included in accrued expenses.

Item 4. Submission of Matters to a Vote of Security Holders

       None.

Item 5. Other Information

       None.

Item 6. Exhibits and Reports on Form 8-K

       Exhibit No.   Description
       -----------   -----------
       3.1.1         Restated Articles of Incorporation*
       3.1.2         Amendment to Articles of Incorporation*
       3.1.3         Notice of Change of Registered Office/Registered Agent*
       3.1.4         Bylaws*
       3.1.5         Amendment to Articles of Incorporation****
       10.1          Employment Agreement - Lawrence Castriotta*
       10.3(1)       Real Property Lease - Menomonie, Wisconsin*
       10.6(1)       Specimen of Convertible Debentures*
       10.7          Gardner Resources License Agreement**
       10.8          Gardner Resources Private Label Agreement**
       10.9          Amendment to Employment Agreement - Lawrence Castriotta***
       11            Statement Regarding Computation of Earnings Per Share
       21            Subsidiaries of Registrant*
       99.1          Certification Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


       *    Previously filed with the Company's Form 10-SB dated November 30,
            2000.
       ** Previously filed with the Company's Amendment Number One to Form 10-SB dated January 16, 2001.
       ***  Previously filed with Company's Form 10-QSB dated May 15, 2001.
       **** Previously filed with Company's Form 10-QSB dated November 14, 2001.



       The Company filed a report on Form 8-K on August 30, 2002 relating to bankruptcy and sale of assets of Triple-C-Inc.


                                    SIGNATURE

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Rachel's Gourmet Snacks, Inc.

            DATE: October xx, 2002      By: /s/ Lawrence Castriotta
                                            -----------------------
                                            Lawrence Castriotta
                                            Its Chief Executive Officer

        CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Lawrence Castriotta, the Chief Executive Officer and Chief Financial Officer of the Company, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Rachel's Gourmet Snacks, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                        By: /s/Lawrence Castriotta
                                            ----------------------
             Dated: October xx, 2002        Lawrence Castriotta
                                            Chief Executive Officer and
                                              Chief Financial Officer